Form 10QSB
period 1996-03-31
MEDICAL ASSET MANAGEMENT INC
filed 1996-05-22
CIK 861822

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                           COMMISSION FILE NO. 0-27236




                         MEDICAL ASSET MANAGEMENT, INC.

                     A Delaware Corporation EIN: 33--0359976

                           4447 E. Broadway, Suite 102
                               Mesa, Arizona 85206

                             Telephone: 602-830-7414



         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Shares

         The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or such shorter period for which such reports were required.

         The Company's Form 10KSB for the fiscal year ended December 31, 1995 was filed late.

         The number of common shares issued and outstanding as of May 1, 1996 was
10,773,848.

         This report form is not filed as a transitional format.



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         The Company's unaudited financial statements for the first quarter of 1996 at the end of this report. The financial information as of March 31, 1995 and for three months ended March 31, 1996 have been restated to reflect the pooling of interests required by the acquisition of Healthcare Professional Management, Inc. completed December 31, 1995. Certain March 31, 1995 financial information published in the Company's press release dated May 7, 1996 and filed in Form 8-K are in error, because they did not reflect the restatement of March 31, 1995 numbers required by the acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

         RESULTS OF OPERATIONS

         During the first quarter of 1996 the Company experienced positive changes in several of its financial results as follows:

         Increase (Decrease)            12/31/95 to        1st Q 95/ 1st Q 96
                                        3/31/96

         Revenue                        n/a                114%
         Assets                         15%                 52%
         Liabilities                    13%                 (1%)
         Shareholders Equity            16%                129%
         Net Income                     n/a                 70%
         Earnings Per Share             n/a                 67%

         The results of operations for the first quarter of 1996 show the continuance of the growth trend that the Company has experienced over the last five quarters. This growth is based in part on the implementation of the Company's business plan relating to medical asset acquisitions and execution of additional management agreements. The Company has been active in providing its services in new geographical areas as well as contributing to the increase of business of existing managed medical practices.

         An analysis of changes to specific indicators of the financial condition of the Company follows:

ASSETS:

     Cash Although cash remained relatively constant from March 31, 1995 to March 31, 1996 there is a continuing need to raise capital to fund the daily operations and expansion activity of the Company.

     Accounts                   An increase of 17% from 12/31/1995 to 3/31/1996
     Receivable                 Receivable reflects the results of additional
                                asset purchases and additional management agreements. This compares to the 25% increase between March 31, 1995 and March 31, 1996. Five additional asset acquisitions were made in the first quarter accounting for approximately 14% of the 17% increase in receivables since year end. A management agreement executed in December, 1995 with first quarter 1996 revenues of approximately $ 1.3 million allowed for the accounts receivable to be purchased in the second quarter of 1996. The effects of this transaction being included in the average accounts receivable turn ratio would reflect an average turn of 144 days as of 12/31/95 as compared to 125 days as of 3/31/96. The turn ratio was 174 days as of March 31, 1995.


     Management Fee             An increase of 20% between year end and the end
                                of the first quarter was tied to an increase during the quarter of the overall revenue of the Company. Management fees receivable during the March 31, 1995 quarter were 345% lower than for the first quarter of 1996. A trend toward execution of management agreements with four person or larger practices is emerging which shows the larger practices transition more slowly than smaller practices, thereby deferring receipt of management fees. This trend may continue through the expansion period of the Company. There is a strong possibility that managed fee receivables will continue to increase proportionately to revenue growth.


LIABILITIES

     Notes Payable              An increases of 17% since year end reflects the
                                acquisition of accounts receivable for notes during the first quarter. The March 31, 1996 level was 51% lower than at March 31, 1995.

     Accrued Income             Increases both from year end and first quarter
                                1995 to first quarter 1996 are a result of higher earnings from more assets. Earnings are recognized on an accrual basis while taxes are paid on a cash basis. This trend will continue as the Company's expansion continues.

SHAREHOLDER'S EQUITY

     Additional Paid            Increases of 11% since December 31, 1995 and
     In Capital                 149% since March 31, 1995 are the result of the
                                most recent acquisitions in which fixed assets were acquired in exchanged for common stock in the Company. The value of the fixed assets acquired in excess of the par value of the stock increases paid in capital. This item will continue to increase as long as the Company's growth strategy proceeds.

     Retained Earnings          Retained earnings were $ 2,280,182.00 as of
                                March 31, 1996, up 28% from year end and up 97% from March 31, 1995. As profits continue to increase and the Company continues to reinvest its earnings in growth of the Company this amount will continue to rise.

PROFIT AND LOSS

     Management Fees            For the quarter ended March 31, 1996 the
                                management fee revenue increased by
                                approximately 85% from the same period of 1995.
                                This was due to fee generating transactions during the 12 month period.

     Salaries, Consulting       At the present time these expenses are related
     Fee and Other              to the the growth of the Company and acquisition
     Expense                    of assets. The Company has be able to recognize
                                some economies of scale as its business has expanded and expects to reduce expense rations where possible in the future.

For additional information about long term trends, competition, and liquidity please see the discussion in the Form 10KSB for the year ended 12/31/95. No significant change occurred in these categories of information during the first quarter of 1996.


EXPANSION ACTIVITY

         The Company continued during the first quarter of 1996 to acquire additional medical practice assets and execute additional management agreements in exchange for consideration consisting of cash, debt and/or common stock. As with prior transactions the Company is allowed to retain a range of 10% to 30% of the net practice revenue. The Company by its management agreement is assured of a minimum cash management fee of 5% of cash collected per month.


During the first quarter of 1996 the Company entered into the following material transactions. These transactions are due to close by the end of the second quarter of 1996.

         1. Arbor Family Medicine, Denver, Colorado. A management agreement, real estate purchase agreement and asset purchase agreement were signed on 3/31/96. The parties have agreed to close the asset purchase agreement and real estate purchase agreement by June 28, 1996. The Company made a non-refundable deposit of $ 50,000.00 on account of the real estate purchase. This medical practice has a gross annual revenue of $ 1,400,000.00. Total consideration for the purchase of all assets is estimated to be $ 630,000.00 including the real estate.

         2. Rocky Mountain Woman's Health Clinic, Denver, Colorado. A management agreement was signed on 3/31/96 and an asset purchase agreement has been submitted but not yet signed. The parties have agreed to close the asset purchase agreement by June 30, 1996. This practice has a gross annual revenue of $ 1,200,000.00. Total consideration for the assets is estimated to be $540,000.00.

         3. Contemporary Women's Health Care, Seattle, Washington. A management agreement was signed on 3/31/96 between the Company and Contemporary. The Company has signed a management agreement and asset purchase agreement with Manfred Leband, M.D. PS, a Wash. Prof. Service Corp.
as of 3/31/96. The medical practices of Contemporary and Leband are merging. The combined practice is estimated to have an annual gross revenue of $ 500.000.00.

Total consideration for the assets is estimated to be $ 90,000.00.

         4. Hollister Medical Group, Hollister, California and the Company agreed in principal to enter into a management agreement and asset purchase agreement as of 3/31/96 but definitive contracts have not yet been signed. The management contract is operational as of 3/31/96. This practice is estimated to have a gross annual revenue of $ 500,000.00. Total consideration for the assets is estimated to be $ 25,000.00.

         5. DeSoto Family Practice, Memphis, Tennessee. A management agreement was signed on 3/31/96 and an asset purchase agreement and real estate purchase agreement has been proposed but not yet signed. Drafts of the asset acquisition contracts are being reviewed. The parties have agreed to close the asset acquisition phase on or before June 6, 1996. The practice has an estimated gross annual revenue of $ 900,000.00. Total consideration for the assets including the real estate is estimated to be $ 405,000.00.

         The acquisitions set forth above include the issuance of restricted common stock at closing and additional restricted common stock over each of the following four years providing certain income targets are met. The total number of restricted common shares to be issued over the next four years providing the target income levels are attained is 619,000.

OTHER ACTIVITY

         During the first quarter of 1996 a management agreement with Dr. Richard Angelo of Seattle, Washington was terminated by mutual agreement. The practice had an estimated annual revenue of $ 750,000.00.



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  There has been no material change in legal proceedings from the matters reported on the Form 10KSB for the year ended December 31, 1995.
                                       5

ITEM 2.  CHANGES IN SECURITIES

                  There has been no changes in the rights, preferences or privileges of any security of the Company during the first quarter of 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  There has been no default on any senior security during the first quarter of 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters have been submitted to a vote of security holders during the first quarter of 1996.


ITEM 5.  OTHER INFORMATION

                  The Company is advised that the Securities and Exchange Commission is conducting an investigation of persons the Company may have done business with in the past. The status of the investigation is unknown.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         During the first quarter of 1996 the Company filed one report on Form 8-K on February 6, 1996.













Financial Statements.

         The Company's unaudited financial statements for the first quarter of 1996 follow.
                                       6

                         MEDICAL ASSET MANAGEMENT, INC.
                             A Delaware Corporation
                           4447 E. Broadway, Suite 102
                               Mesa, Arizona 85206


                         Unaudited Financial Statements

                 For The First Three Months Ended March 31, 1996
                               and March 31, 1995

                         MEDICAL ASSET MANAGEMENT, INC.

                             STATEMENT OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                         AND MARCH 31, 1995 (UNAUDITED)

                                     March 31, 1996          March 31, 1995
                                       (unaudited)             (unaudited)
                                     ----------------        ----------------

      REVENUE
  Management fee income             $   5,450,123                2,549,340

                                    --------------            -------------

                  EXPENSES
  Salaries                                981,022                  479,452
  Consulting fees                       1,798,540                  955,279
  Legal and accounting                          0                        0
  Depreciation and amortization            69,499                   38,132
  Debenture interest                            0                        0
  Bank charges                                  0                        0
  Telephone                                     0                        0
  General and administrative            1,742,247                  589,576
  Travel                                        0                        0
  Interest, other                          76,560                        0
                                     -------------            -------------
                                        4,649,868                2,062,439

NET INCOME BEFORE TAXES
  EXTRAORDINARY ITEM                      800,255                  486,091

PROVISION FOR INCOME TAXES               (303,657)                (194,956)
                                     -------------            -------------

NET INCOME BEFORE EXTRAORDINARY ITEM      496,598                  291,945

EXTRAORDINARY ITEM, UTILIZATION OF NET
OPERATING LOSS CARRYFORWARDS                    0                        0
                                      ------------            -------------
NET INCOME                          $     496,598                  291,945

WEIGHTED - AVERAGE NUMBER OF
  SHARES OUTSTANDING                   10,692,491               10,701,514

EARNINGS PER SHARE (COMMON ONLY)    $        0.05                     0.03

                         MEDICAL ASSET MANAGEMENT, INC.

                             STATEMENT OF CASH FLOWS

                  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
                           MARCH 31, 1995 (UNAUDITED)

                                             March 31, 1996     March 31, 1995
                                               (unaudited)        (unaudited)

Net Income                                      $  496,598          291,945
Adjustments to reconcile net income to
  net cash provided by operating
  activities, depreciation and amortization         69,499           38,132

(Increase) Decrease in:
  Accounts Receivable                             (867,518)        (233,155)
  Management Fee Receivable                       (180,522)         (21,690)
  Other assets                                     (96,431)          (3,942)

(Increase) Decrease in:
  Capital Leases                                    (4,737)               0
  Accounts Payable                                 (14,143)        (100,099)
  Accrued Liabilities                              303,657          171,163
  Loans Payable                                    209,783           40,434
                                                 ----------        ---------
NET CASE PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                             (83,814)         192,788

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and Equipment Additions                (336,500)          14,966
                                                 ----------        ---------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            (336,500)          14,966

CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction in Long Term Debt                            0         (230,125)
  Sale of Common Stock                             457,931           63,737

NET CASE PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                             457,931         (166,388)

NET INCREASE (DECREASE) IN CASH                     37,617           41,366

CASH AT THE BEGINNING OF THE YEAR                  131,873           46,422
                                                  ---------        ---------
CASH AT THE END OF THE YEAR                        169,490           87,808

                         MEDICAL ASSET MANAGEMENT, INC.

                                  BALANCE SHEET

                  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
                           MARCH 31, 1995 (UNAUDITED)

                                      March 31, 1996          March 31, 1995
                                        (unaudited)             (unaudited)


ASSETS

CURRENT ASSETS

  Cash                               $      169,490                87,808
  Accounts receivable                     6,081,321             4,877,379
  Management fee receivable               1,094,350               253,260
  Note receivable, shareholder               99,841                     0
  Security deposit                           15,842                12,075
                                        -----------            ----------

                                          7,460,844             5,230.522

FURNITURE AND EQUIPMENT, NET                795,410               434,946

FRANCHISE FEES, NET                         889,900               938,300

GOODWILL, NET                             2,101,762               801,184

                                        -----------            ----------

                                          3,787,072             2,174,430

                                        -----------            ----------

TOTAL ASSETS                             11,247,916             7,404,952

                                        ===========            ==========


                                                  March 31, 1996      March 31, 1995
                                                   (unaudited)         (unaudited)

LIABILITIES

CURRENT LIABILITIES

  Capital lease obligations                       $      84,100             22,132
  Note payable, shareholders                            186,910            174,370
  Payroll taxes payable                                  92,012             65,000
  Notes payable - accounts receivable                 1,629,911          3,306,634
  Accrued liabilities                                   314,219            175,000
  Accrued income taxes payable                        1,270,545            649,051
  Convertible subordinate debt                          773,524                  0
                                                   ------------        ------------
TOTAL LIABILITIES                                     4,355,221          4,392,187
                                                   ------------        ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

  Preferred stock $0.001 par value, 10,000,000
         shares authorized;
         Class A - 3,000,000 shares issued and
         outstanding                                      3,000              3,000

  Common stock $0.0001 par value, 50,000,000
         shares authorized, 10,962,491
         issued and outstanding                          10,962              9,520

Additional paid-in capital                            4,598,551          1,843,642
Accumulated surplus                                   2,280,182          1,156,603
                                                   ------------        ------------
TOTAL SHAREHOLDERS'S EQUITY                           6,892,695         3,012,76/5

TOTAL LIABILITIES AND SHAREHOLDERS'S EQUITY       $  11,247,916          7,404,952
                                                  ==============       ============

                                    SIGNATURE


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL ASSET MANAGEMENT, INC.



Dated:     MAY 20, 1996




By:/s/ John Regan
   -------------------------------------------------
   John Regan, President and Chief Financial Officer