Form 10KSB
period 1995-12-31
MEDICAL ASSET MANAGEMENT INC
filed 1996-05-29
CIK 861822

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

         This report was due March 30, 1996. The Company filed Form 12b-25 which extended the due date to April 15, 1996. Due to health problems of the principal certified public accountant handling the file it was not possible to file this report earlier.

         The issuer's gross revenue for the fiscal year ended December 31, 1995 was $ 13,076,078.00.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold based on the average of the bid and asked prices of such stock as of March 15, 1996 was $ 35,843,108.00.

         The number of common shares of stock issued and outstanding as of May 1, 1996 was 10,773,848.


DOCUMENTS INCORPORATED BY REFERENCE

         The registrant incorporates by reference the documents supplied as exhibits to the Form 10SB (amendment no. 2) and the Forms 8K filed on or about February 6, 1996 and May 8, 1996.

         This report form is not filed as a transitional format.



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         The Company was incorporated in Delaware on January 23, 1986 as Eagle High Enterprises, Inc., hereafter "the Company". While under the control of persons no longer affiliated with the Company a blind pool offering was made and certain business arrangements were undertaken. In June of 1994 the Company entered into a stock exchange agreement with the shareholders of Medical Asset Management, Inc., a Delaware corporation incorporated on May 12, 1989. Pursuant to that agreement a change of control occurred and the shareholders of Medical Asset Management, Inc. became the controlling shareholders of the Company. Thereafter the name of the Company, (Eagle High Enterprises, Inc.) was changed to Medical Asset Management, Inc. The assets and liabilities of the original Medical Asset Management, Inc. were merged into the Company. The term "Company" refers to the corporation incorporated on January 23, 1986 and the term "predecessor" refers to Medical Asset Management, Inc. incorporated on May 12, 1989, which corporation no longer exists. The predecessor was actively engaged in business from 1991 to the date of merger into the Company. Following the change of control and merger of the predecessor and the Company the business of the predecessor has been conducted by the Company. The change in control was treated as a pooling of interest for accounting purposes.

         Due to changes in health care delivery systems, the management of a medical practice has become a complex and time consuming enterprise. The Company provides management expertise, liquidity for the value of the medical practice and a transition strategy for a mature medical practice.

         The Company assists physicians by providing professional business management services to assist in increasing the value of the medical practice and allowing the physician to continue to control delivery of medical services. In addition the Company provides a method for a practicing physician to approach retirement by keeping the value of his practice as a going concern to the greatest extent possible through ownership of stock in the Company. Through its management services the Company assists physicians with maximizing financial values of medical practices and clinics. The level of direct management involvement by the Company depends on the particular needs of the contracting physician.

          Under its management contract, the Company is responsible for the administration and management of the physicians' practice, including billings and collections. The Company pays the physician a contractually stipulated percentage of net billings as if the physician were an independent contractor. The Company pays the operational expenses of the practice. The Company has the right to receive a management fee that ranges between 10% to 30% of net billings. During the first year of the agreement, at the election of the physician, the transaction can be reversed with only the loss of the management and accounting fees paid by the physician to the Company during this time. During the next three years the physician may terminate the arrangement with the Company with partial loss of benefits. After four years termination will result in further restrictions such as the covenant not to compete with that location.

         Neither the Company or its predecessor has undergone any bankruptcy, receivership or similar proceeding. The only material reorganization was in connection with the change of control of the Company in June of 1994 as described above.

         The Company provides its services to physicians by means of long term management contracts which generally may include purchase of accounts receivable and other assets. There are numerous competitors in the medical management field.

Competition is expected to increase. The Company is aware of other public companies which engage in similar physician practice management. Other health care companies may enter the field in the future. Many of these companies have greater capital, management resources and experience than the Company.

         The Company does not engage in furnishing any medical services. Medical services are furnished entirely by the physicians under management. The Company has no control over the type or quality of such medical services. The practice of medicine is regulated on many levels. State, federal and local agencies all supervise the providing of medical services. These regulators affect the operations of the Company and its physicians under contract.

         The Company currently relies on a small number of physicians to provide services when compared to the Company's larger competitors. As the number of managed practices grows, the Company will be less dependent on any particular practice or clinic. The Company intends to provide management services to medical practices located in the United States. In the future, consideration may be given to providing services to overseas clients. The Company is dependent on its long term management contracts for the majority of its income. The Company is unaware of any federal of state requirement requiring licensing of the business of the Company. The managed physicians must at all times comply with applicable laws relating to the providing of medical services.

         Reductions in the federal budget may adversely affect the business of the Company in the future. The extent to which this may occur is difficult to predict.

         The Company does not engage in research and development. The Company does not need to comply with environmental laws as it is only engaged in providing management services. The Company is considering the acquisition of real estate in connection with certain managed practices. Should such acquisitions occur the Company will be required to comply with environmental laws that relate to the ownership of real property.

         As of February 1, 1996 the Company employed a total of 75 full and part time employees.


ITEM 2. DESCRIPTION OF PROPERTY.

         The principal assets of the Company consist of accounts receivable that have been generated by the medical clinics managed by the Company. The Company owns no real estate as of the end of 1995. Real estate may be acquired during 1996. The Company's headquarters are in leased facilities in Mesa, Arizona. The Company maintains offices in leased facilities in Seattle, Washington and Pittsburgh,

Pennsylvania to assist with operations of medical practices located in those areas.

At the present time these leased facilities are adequate for the needs of the Company.


ITEM 3. LEGAL PROCEEDINGS.

         The following is a brief description of legal proceedings pending:

1. Worker's compensation claim by Carl Cantrell. This case has been heard before the California Worker's Compensation Appeals Board but no decision has been rendered. Recent developments in the case indicate that the potential liability will be around $ 75,000.00. Part of the liability will be borne by the California State Compensation Insurance Fund. The actual allocation of damages to the Company will be determined later. It appears $ 15,000.00 (20%) is the current portion.

2. Worker's compensation claim by Barbara Berryman. This case is pending before the California Worker's Compensation Appeals Board. No trial date has been set. The applicant was examined by an Agreed Medical Examiner.
The liability appears to be not more than $ 25,000.00. Part of the liability will be borne by the California State Compensation Insurance Fund. It appears $ 5,000.00 (20%) is the current portion.

3. Norman Cohen v. MAM. The plaintiff alleges breach of contract and related causes of action in three actions in courts in Washington, California and Florida. The allegations are by a physician for payment of wages, interference with business opportunity and related causes of action. No estimate of liability can be made at this time.

4. MAM v. Peterson. Superior Court for El Dorado County, Calif. The Company has received a cross-complaint in this case claiming damages of $ 20,000.00. This involves an accounting between a medical practice and successor physician. It appears there will be no liability in this case except attorney's fees. These fees may be recovered from the defendant in the future.

5. Lifestyle Academy v. MAM. This is a breach of contract action filed in the State of Washington and a related action in the State of California filed by a shareholder of Lifestyle Academy. No estimate of liability can be made at this time.

6. Onslow Limited and Johannesburg Management, Ltd. v. MAM. These off-shore entities previously lent money to MAM. These entities have agreed to accept shares of MAM common stock in full payment of the loan obligation and any other claim. An agreement settling the matter is being drafted but has not yet been signed.
                                      4

7. Pico Rivera Hospital. In June of 1995 the Company entered into an agreement to purchase a hospital in Pico Rivera, California subject to obtaining suitable financing and clearance of title problems. The title problems could not be resolved and suitable financing was not found. A claim has been asserted against the Company for specific performance but no lawsuit has been filed. The Company believes it has no liability in the matter.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the shareholders in the fourth quarter of 1995.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's stock is not listed on any exchange and is traded over the counter. The range of the bid prices of the common stock is as follows:

         Quarter                            High Bid          Low Bid

         fourth /95                         4.75              1.75
         third  /95                         5.375             4.75
         second /95                         6.25              5.00
         first  /95                         6.43              5.37
         fourth /94                         6.25              5.87

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The above price information was received from IDD Information Services/Tradeline.

         There was no market activity prior to June of 1994.

         There is no market for the Preferred Stock of the issuer and none is likely to develop.

         As of December 31, 1995 there were approximately 100 shareholders of record. Additional shares are held in "street name" and the Company estimates that the actual number of shareholders exceeds 200. There are less than 5 shareholders of record of Class A Preferred stock.

         The Company has paid no dividends in the past on any class of stock. There are no restrictions, contractual or otherwise, that limit the payment of future dividends on common stock. No dividends are payable on the Class A Preferred Stock except in the event of liquidation.

         In June of 1994 the Company exchanged 6,960,000 of its common shares for all issued and outstanding shares of Medical Asset Management, Inc. Thereafter the name of the Company (Eagle High Enterprises, Inc.) was changed to Medical Asset Management, Inc. and the name Medical Asset Management, Inc. was changed to Medical Asset Corporation. This exchange of stock was pursuant to an agreement between the fifteen shareholders of Medical Asset Management, Inc. and the Company in connection with a change of control of the Company in June of 1994. Prior to the exchange John Regan owned 1,077,730 common shares of the predecessor corporation (69%) and Dennis Calvert owned 256,100 common shares (16%). These represented 85% of voting stock of the predecessor and resulted in these persons owing 62% of the voting shares of the Company following the exchange. The 6,960,000 shares were issued, pro-rata to the shareholders of the predecessor Medical Asset Management, Inc. Prior to the exchange these shareholders owned 100% of voting stock of the predecessor. After the exchange these shareholders owned 80% of the voting stock of the Company. These shares were issued to the shareholders of the predecessor to the Company in reliance on the exemption of Section 4(2) of the Securities Act of 1933.

         The Company sold for cash at the rate of $ 2.50 per share 21,400 shares of restricted common shares in private transactions to accredited investors in 1994. Between July of 1994 and December of 1995 the Company issued 366,478 restricted common shares for assets with a net book value of $ 370,432.00. In 1994 and 1995 the Company issued 354,286 restricted shares pursuant to Regulation S to overseas investors in cancellation of promissory notes of $ 550,000.00. With respect to other private sales of its common stock to date the Company claims exemption under Section 4(2) of the Securities Act of 1933. No underwriter was used in connection with any of these transactions.

         During the first nine months of 1995 the Company sold $ 762,000.00 of Convertible Redeemable Secured Subordinated Debentures, Series B, Due April 28, 2000 through Global Securities Corporation of Vancouver, B.C. Said Debentures are convertible into common shares of the Company under certain terms and conditions. The sale of said Debentures is limited to non-residents of the United States. The Company has been advised that the sale of such securities was not required to be qualified under Regulation S.

         During the third and fourth quarters of 1995 the Company sold 575,000 common shares at an average price of $ 1.34 per share to qualified investors pursuant to Regulation 504(b).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.



RESULTS OF OPERATIONS

         Over the past three years, the Company has experienced the following changes in the key indicators of its general financial condition:


     INCREASE (DECREASE) FROM:    1994 TO 1995             1993 TO
                                  ------------             -------
1994

Revenue                               245%                   29%

Net Income                            132%                   39%

Net Income Per Share                  125%                   33%

Total Assets                          34%                    44%

Total Liabilities                     (15%)                  45%

Shareholder Equity                    117%                   41%


         There has been an improvement in all categories of the financial condition of the Company during the last three years as the Company has continued to implement its business plan of medical practice asset acquisitions, together with strategic acquisitions of other management companies. Company growth during this period was financed through the sale of approximately $ 762,000.00 of convertible subordinated debentures, and $979,214.00 raised through private placements of equity, and the conversion of certain debt to equity. Growing revenues and bank credit also contributed financial fuel in these periods.

         An analysis of the changes to specific indicators of the financial condition of the Company follows:

ASSETS:

 Cash Cash increased by 161% from 1994 to 1995 primarily as a result of the fund raising activity and revenue growth referenced above. This compares to a reduction of cash by 49% between 1993 and 1994. In 1995, the Company continued to invest in revenue growth as evidenced by the increased investment in accounts receivable and fixed assets. As the current trend of rapid expansion continues, the Company expects to use cash, together with equity shares, to acquire revenue generating business.

 Accounts            The overall growth in accounts receivable from 1994 to 1995
 Receivable          was 8.8%, compared to 73% in the previous two-year
                     comparison. The relatively slow growth in receivables is attributable to three major factors: First, the Company's ability to accelerate collections through the consolidation of billing and collection functions in certain markets;
                     second, a concerted effort by the billing and collection departments to eliminate overbilling and subsequent write offs; and three, a trend in certain markets toward
                     "capitation" in which services are paid for in advance thus eliminating accounts receivable. Going forward, the Company will take steps to reduce accounts receivable to a 90 day turnover from the December 31, 1995 level of 145 days.


 Management Fee      The 295% increase in Company compensation receivable from
 Receivable          its managed practices shown between 1994 to 1995 compares
                     to a 26% increase between 1993 and 1994. This reflects the overall growth of the Company through acquisitions and the enhancement of current revenue-generating assets. As new practices are acquired, the Company can generate higher levels of compensation that generally will be collected in the same twelve month period in which such fees are earned.
                     As long as the Company continues to expand, management fees will grow.

 Other Assets        The combined other assets of the Company consist primarily of goodwill, franchise fees and property plant and equipment. Goodwill is a function of the issuance of common stock, at an independently negotiated price, in exchange for the value of the assets of a going concern medical practice and the right to manage that practice and collect fees over a 25 year period. This common stock is issued over the first four years of the term of a management agreement subject to certain performance requirements on the part of the practice. The Company expects to continue to use its common stock to acquire going businesses and assets, and thus goodwill is likely to increase over time and will be amortized over time. The franchise fee is related to a series of Occu-Med franchises that are being amortized over a twenty-five year period. No additional franchise acquisition is planned at this time.

LIABILITIES:


 Accounts Payable    The 10% increase from 1994 to 1995 was slower than the 1993 to 1994 increase of 35%. Greater cash availability allowed faster payment of suppliers, and there was intentional centralization of certain accounting functions. As the Company continues to grow this category will increase.

 Accrued Payroll Tax The overall reduction is a result of the repayment of back taxes owed. On a going forward basis this item will increase as a result of the growth in the Company payroll resulting from additional employees.

 Income Taxes        Reporting earnings on an accrual basis results in a large
 Payable             tax liability that will be due and payable as the cash
                     collected as a result of the accrued income is received.
                     Higher taxes are a function of higher earnings.

 Related Party Debt  The increase of 10% from 1994 to 1995 reflects amounts due as a result of interest accrual on amounts owing to John Regan and Dennis Calvert, officers and directors of the Company, resulting from past advances or expense payment deferrals.

 /Convertible        During 1995 the Company issued $782,000.00 of 12% Series B
 Subordinated        Convertible Redeemable Secured Subordinated Debentures. The
 Debenture           terms of the debentures and rights of conversion are noted
                     in the audited financial statements which are a part of this report. With accrued interest, the total due on the debentures at December 31, 1995 is $808,095.00. The Company is not planning any further debt offerings in the future.

 Notes Payable       A decrease of 68% from 1994 to 1995 is a result of
                     repayment of certain liabilities along with the retirement of approximately $1,940,000.00 as a result of reevaluation of the underlying collateral agreements surrounding the obligation. The balance is due on asset purchase agreements. These obligations will be repaid through a temporary credit facility, the raising of capital through an equity offering or cash flow from operations.

INCOME STATEMENT:

 Management Fees     The increase of 245% from 1994 to 1995 compares to 29% in
                     the 1993-1994 comparison. the growth is a result of the continued expansion through acquisition of revenue generating assets and the success of the Company's business plan.

 Operating Expenses  The increase from 1994 to 1995 of 24% compares to an increase of 25% between 1993 and 1994. The growth in expenses reflects the overall revenue growth of the Company and increasing demands of management travel and professional services. There will always be a close relationship between expenses and revenues until such time as management relationships mature and consolidate, when the overall expense increases will slow in relation to revenue growth. Within the specific expense categories the increases from 1994 to 1995 were as follows:

                     Salaries                      up 71%
                     Consulting Fees               up 767%
                     Operating Expenses            up 288%

                     Salaries increase at a lower rate than overall expense as a result of the ability of the corporate staff to handle additional volume of management arrangements.

                     Consulting fees represent the compensation paid to the physicians for the services rendered to the practices owned by the Company. On a going forward basis this expense should represent approximately 29% to 35% of the operating revenue. As the management arrangements mature, the relative impact of this cost should decrease.

                     Operating expenses continued to increase at a rate management believes to be consistent with revenue growth. As the Company is able to regionalize its management operations to achieve economics of scale, this expense category could decrease as a percentage of revenue.

MANAGEMENT OF GROWTH

         In December 1995 the Company acquired two entities that differ considerably from the historical pattern. The first was a management company, Healthcare Professional Management (HPM), located in Pittsburgh, Pennsylvania. the Company acquired HPM through a tax free stock exchange. HPM is involved in all phases of practice management and health care consulting, and is expected to take a prominent role in the general operation of the Company. Revenues from HPM's current clients are in the $1,000,000.00 to $1,500,000.00 range annually with an expected net to the Company in the range of $50,000.00 to $75,000.00 per year. The acquisition of HPM allowed the Company to consolidate operations and create a presence in the Eastern United States. In this regard, the benefits of the HPM acquisition exceed its revenue contribution.

         The second acquisition was a Denver-based medical practice. OB-GYN Associates (OBGYN). The materiality of this transaction is in the size of OBGYN. On an annual basis OBGYN's revenues are approximately $5.2 million. As of December 31, 1995 OBGYN represented approximately 20% of the Company's annualized revenue.

         The Company's ongoing transition from a small regional operating company to a national medical practice management company, with a growing number of practices owned and managed in diverse parts of the country places a growing strain on the Company's management and financial resources. The Company's decision to acquire other management companies as well as actual medical practices raises challenges to effectively integrate these separate management companies into a single management delivery system. Differing historical management styles and systems must be integrated, while at the same time the Company continues to seek out and acquire medical practices throughout the country. There is no assurance that the Company will be able to successfully manage and finance its transition to a large national public company. Its failure to do so would have a materially adverse impact on the Company's business and results of operations.

RELIANCE ON KEY PERSONNEL: NEED FOR EXPANDED MANAGEMENT

         The Company is currently dependent on a small group of highly skilled and hard-working managers to plan, implement and control the Company's current and expected growth. Were the Company to lose the services of John Regan, its President, or of Dennis Calvert, its Senior Vice President, the Company would be seriously delayed and adversely affected in the implementation of its business plan. The Company is also engaged in a nationwide search for additional experienced financial and business managers to share the management load and to make possible the planned expansion of the Company. There is no assurance as to the timing or availability of the needed talent.


COMPETITION AND DYNAMIC INDUSTRY

         The business of the Company is generally referred to as Physician Practice Management. A number of other companies are already active in this field, most of which are larger than the Company. Other firms appear to be in the process of becoming involved, or have announced plans to do so. Competition in the acquisition and consolidation of the medical services delivery system in the United Sates is, and is expected to remain, intense.

         Competitors range from new, start-up entries in the field to major well- financed competitors who are either hospital-based regional or national companies, or practice and clinic acquisition-based regional and national companies. Many of these companies have greater depth of financial and management capability than does the Company. Most of the larger competitors focus on the acquisition of larger group practices. Management has determined that the Company's acquisition format is best suited to a niche in the market place consisting of a multi-specialty grouping based upon primary care physicians, but with emphasis on the acquisition of smaller practices not already associated with larger groups. Management believes this particular area of the industry is still relatively free of competition; however, no assurance can be given that such circumstances will continue. If larger companies presently engaged in the field determine to move into the Company's area of the market, it would be difficult for the Company to compete as effectively as it does now with the more substantial financial and management resources of these firms.

         At present, the Company's most significant competition comes from hospitals seeking to acquire or contract with practices which otherwise would be viable candidates for acquisition by the Company. In addition, management has found that in some markets physicians seek to organize themselves into groups resembling HMO's, thereby providing themselves with an alternative to affiliation with the Company or one of its competitors. Most of the smaller competitors focus on one particular specialty, such as oncology. These groups could elect to expand into more direction competition with the Company.

         While the Company has been successful in pursuing its business plan over the last several years, as measured by the growth in revenues and assets shown in the financial statements, there is no assurance that larger competitors will not adversely impact the Company's continued growth, or that changes in the ongoing paradigm of what the American health care delivery system should look like will not adversely impact the Company and its operations.

LIQUIDITY

         The cash on hand at the Company, combined with the expected additions to cash from operations during 1996 is not forecast to be enough to repay the current portion of the Company's indebtedness and to finance the planned expansion of the Company during the same time period. A combination of additional equity funding, a possible renegotiation or continued deferral of indebtedness, and higher cash infusions from new acquisitions during the year will be needed to meet anticipated financing needs. A private offering of common stock, seeking $ 5,000,000.00 to $ 7,000,000.00 of "bridge" financing, is anticipated to close in the second quarter. The Company is exploring a larger public offering of its common stock in the third or fourth quarter. Market conditions may or may not allow the raising of this additional equity in 1996 at reasonable pricing and levels of funding. Were the Company to be excluded from the market for additional equity funding during 1996, some cutbacks in the current business plan would be needed.





ITEM 7. FINANCIAL STATEMENTS.

         The audited financial statements for the Company for the year ended December 31, 1995 are included in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have not been no changes in or disagreements with accountants on accounting and financial matters during the past fiscal year.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         Prior to its merger with the Company in June of 1994 the predecessor was engaged in business beginning with the acquisition of the Carson Medical Plaza Clinic in 1991. The officers and directors of Medical Asset Management, Inc. (the predecessor) prior to the merger with the Company were John Regan, Dennis Calvert and Michael Zaic.

         In June of 1994 the shareholders of the Company exchanged all of their common shares for 6,960,000 common shares of the Medical Asset Management, Inc. The preferred shareholders of Medical Asset Management, Inc. exchanged all of their preferred shares for preferred shares of the Company. After the exchange of stock the predecessor changed its name to Medical Asset Corporation and the Company (Eagle High Enterprises, Inc.) changed its name to Medical Asset Management, Inc.

         After the exchange of stock the holdings of securities of the officers and directors of the Company were:



Title of Class    Name and Address     Amount and Nature       Percent of Class
                  of Beneficial        of Beneficial Owner
                  Owner

Common Shares     John Regan                5,145,094                54%
                  4447 E. Broadway
                  Suite 102
                  Mesa, AZ 85206

                  Dennis Calvert            1,184,096                12%
                  4447 E. Broadway
                  Suite 102
                  Mesa, AZ 85206

                  Michael Zaic                       0                0%
                  4447 E. Broadway
                  Suite 102
                  Mesa, AZ 85206

                                        ----------------    ------------------

                           Total            6,329,190                66%


         The following are the Directors and Officers of the Company:

          John Regan, age 46, is the President and a director of the Company. Mr. Regan was the President and a director of the predecessor corporation (Medical Asset Management, Inc.) since 1989. Mr. Regan was elected a director following the change of control of Eagle High Enterprises, Inc. and change of name in June of 1994. During the last five years Mr. Regan had been involved in the business of providing management services to medical clinics through the Company and its predecessor of the same name.

          Dennis Calvert, age 32, is Senior Vice President, Secretary and a director of the Company. Mr. Calvert was the Treasurer and a director of the predecessor Medical Asset Management, Inc. corporation since 1990. Mr. Calvert was elected a director following the change of control of Eagle High Enterprises, Inc. and change of name in June of 1994. During the last three years Mr. Calvert had been involved in the business of providing management services to medical clinics through the Company and Medical Asset its predecessor of the same name.

          Michael Zaic, age 38, is a Vice President and a director of the Company. Mr. Zaic was the Secretary and a director of the predecessor corporation of the same name since 1994. Mr. Zaic was elected a director following the change of control of Eagle High Enterprises, Inc. and change of name in June of 1994. During the last five years Mr. Zaic had been involved in the business of providing management services to medical clinics through the Company. Prior to being associated with the Company Mr. Zaic was a manager with Merritt, Hawkins & Associates, a physician recruitment firm.

         None of the directors or officers are officers or directors of other reporting companies. There are no family relationships between the officers and directors. None of the officers and directors have been involved in any significant legal proceedings in the last 5 years.

ITEM 10. EXECUTIVE COMPENSATION.

Name                   Year        Salary          Bonus      Other
Position                                                      Compensation*


John Regan             1993        72,000          0          0
President
                       1994        96,000          0          0

                       1995        96,000          0          0

Dennis Calvert         1993        48,000          0          0
Vice President
Secretary              1994        72,000          0          0

                       1995        72,000          0          0


Michael Zaic           1994        36,000          0          0
Vice President
                       1995        36,000          0          0


*Other compensation includes any long term compensation and all other compensation.

The above officers also serve as directors of the Company. They receive no additional compensation for acting as directors.

The above officers have employment agreements with the Company. Copies of their employment agreements are filed as part of the Exhibits filed with Form 10SB.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS.

      (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF COMMON STOCK AS OF 12/31/95.


Title of Class    Name and Address    Amount and Nature       Percent of Class
                  of Beneficial       of Beneficial Owner
                  Owner

                  John Regan             5,145,094                  48%
                  4447 E. Broadway
                  Suite 102
                  Mesa, AZ 85206

                  Dennis Calvert         1,184,096                  11%
                  4447 E. Broadway
                  Suite 102
                  Mesa, AZ 85206


                                        -----------             ------------
                           Total         6,329,190                  59%



         (B) SECURITY OWNERSHIP OF MANAGEMENT AS OF 12/31/95.

Title of Class   Name and Address         Amount and Nature     Percent of Class
                 of Beneficial            of Beneficial Owner
                 Owner

Common Shares    John Regan                    5,145,094               48%
                 4447 E. Broadway
                 Suite 102
                 Mesa, AZ 85206
                 President, Director

                 Dennis Calvert                1,184,096               11%
                 4447 E. Broadway
                 Suite 102
                 Mesa, AZ 85206
                 Senior Vice President
                 Secretary, Director

                 Michael Zaic                   (1) -0-                 1%
                 4447 E. Broadway
                 Suite 102
                 Mesa, AZ 85206
                 Vice-President
                 Director

- -------
  (1) An option to purchase 150,000 shares of common stock to Michael Zaic was canceled at the end of 1995. At the end of the fiscal year for 1995 Mr. Zaic owns no shares and had no option to purchase any common shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The officers and directors of the Company have from time to time deferred their compensation or reimbursement of expenses. This has given rise to the item shown as loans to shareholders in the financial statements. Other than this matter there are no reportable transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) The Company incorporates by reference the exhibits filed as part of the Form 10SB (Amendment No. 2).

          (b) The Company incorporates by reference the exhibits filed as part of Forms 8-K filed on February 6, 1996 and May 7, 1996. No financial statements were filed in connection with that Form 8-K. Financial information relating to the matters set forth in that Form 8-K are contained in the financial information for the Company filed as part of this report.































The audited financial statements for the Company for the year ended December 31, 1995 including the accountant's opinion and consent follow this page.

                         MEDICAL ASSET MANAGEMENT, INC.,
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994

                         MEDICAL ASSET MANAGEMENT, INC.,
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS




                                                                      PAGE

Independent Auditor's Report........................................   3

Balance Sheets......................................................   4

Statements of Operations.............................................. 7

Statements of Changes in Stockholders' Equity........................  8

Statements of Cash Flows.............................................. 9

Notes to Financial Statements.........................................10

                         [HARLAN & BOETTGER LETTERHEAD]






                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
and Stockholders of
Medical Asset Management, Inc.
Mesa, Arizona

We have audited the consolidated balance sheets of Medical Asset Management, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Asset Management, Inc. as of December 31, 1995 and 1994, and the results of it's operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Harlan & Boettger
- ---------------------
May 1, 1996



                 MEDICAL ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 DECEMBER  31,
                                                                     ----------------------------------
                                                                          1995                  1994
                                                                     -----------            -----------
  ASSETS
CURRENT ASSETS:
  Cash                                                                $  131,873             $   50,382
  Accounts Receivable, less $ 715,962, and $ 633,705 (Note C)
    of allowance for doubtful accounts                                 5,213,803              4,791,809
  Management Fee Receivable (Note D)                                     913,828                231,570
  Other Receivable                                                        99,841                  3,942
                                                                      ----------             ----------

         TOTAL CURRENT ASSETS                                          6,359,345              5,077,703

PROPERTY AND EQUIPMENT, NET (Note E)                                     528,409                435,418

GOODWILL AND INTANGIBLE ASSETS, NET                                    2,895,231              1,761,084

OTHER ASSETS                                                              15,842                  8,133
                                                                      ----------             ----------

         TOTAL ASSETS                                                 $9,798,827             $7,288,338
                                                                      ==========             ==========
















    The accompanying notes are an integral part of the financial statements.



                 MEDICAL ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                                                    DECEMBER  31,
                                                                    -----------------------------------------
                                                                           1995                     1994
                                                                   -----------------         ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                     $  308,555                  $  281,398
 Accrued payroll taxes                                                   105,553                     146,509
 Accrued expenses                                                         10,266                           -
 Income taxes payable                                                    966,888                     426,888
 Related party debt (Note F)                                             183,361                     166,049
 Current portion of long-term debt (Note G)                            1,047,676                   1,090,000
 Current portion of obligations under capital leases                      18,950                      22,113
                                                                     -----------                 -----------

         TOTAL CURRENT LIABILITIES                                     2,641,249                   2,132,957
                                                                     -----------                 -----------
LONG-TERM DEBT:
  Notes Payable, less Current Portion (Note G)                           341,430                   2,414,646
  Obligations Under Capital Leases, less
    Current Portion                                                       69,887                       7,132
                                                                     -----------                 -----------

         TOTAL LONG-TERM DEBT                                            411,317                   2,421,778
                                                                     -----------                 -----------

CONVERTIBLE SUBORDINATED DEBT (Note H)                                   808,095                           -
                                                                     -----------                 -----------

         TOTAL LIABILITIES                                             3,860,661                   4,554,735
                                                                     -----------                 -----------

STOCKHOLDERS' EQUITY

Preferred Stock - $.001 par value -
 10,000,000 shares authorized;
    Class A - 3,000,000 shares issued and
    outstanding at December 31, 1995,
    and 1994.                                                              3,000                       3,000



    The accompanying notes are an integral part of the financial statements.

                 MEDICAL ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                          DECEMBER  31,
                                                 -----------------------------
                                                    1995                1994
                                                 ------------    -------------

Common Stock - $.001 par value -
 50,000,000 shares authorized, 10,701,514
 issued and outstanding at December 31,
 1995 - 9,521,210 issued and outstanding at
 December 31, 1994                                    10,701            9,520

PAID IN CAPITAL                                    4,140,881        1,820,612

RETAINED EARNINGS                                  1,783,584          900,471
                                                 -----------     ------------

         TOTAL STOCKHOLDERS' EQUITY                5,938,166        2,733,603
                                                 -----------      -----------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                 $9,798,827       $7,288,338
                                                  ==========       ==========




















    The accompanying notes are an integral part of the financial statements.

                 MEDICAL ASSET MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                   1995                 1994
                                               -----------           -----------

REVENUES:
  Management fees                              $13,076,078           $3,783,608
                                               -----------           ----------

OPERATING EXPENSES:
   Salaries - wages                              2,647,528            1,548,263
   Consulting fees                               3,959,907              456,768
   General and administrative                    4,522,304            1,165,704
   Amortization                                     86,400               86,436
   Depreciation                                    148,049               65,814
                                               -------------         ----------

         TOTAL OPERATING EXPENSES              11,364,188             3,322,985
                                               -------------         ----------

INCOME FROM OPERATIONS                          1,711,890               460,623

OTHER INCOME (EXPENSE)
  Miscellaneous income                              2,880               169,630
  Interest income                                   -                     3,000
  Interest expense                               (291,657)              (25,240)
                                               -------------         -----------

         TOTAL OTHER INCOME (EXPENSE)            (288,777)              147,390
                                               -------------         -----------

INCOME BEFORE TAXES ON INCOME                   1,423,113               608,013

TAXES ON INCOME                                   540,000               227,800
                                               -------------         ----------

NET INCOME                                     $  883,113            $  380,213
                                               ============          ===========

Earnings per share of Common Stock,
  Common Stock Equivalents and Fully Diluted   $        .09          $      .04
                                               ============          ===========



    The accompanying notes are an integral part of the financial statements.


                 MEDICAL ASSET MANAGEMENT, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                           COMMON STOCK           PREFERRED STOCK
                                       --------------------     ---------------------      PAID IN      RETAINED
                                       SHARES        AMOUNT      SHARES        AMOUNT      CAPITAL      EARNINGS     TOTAL
                                       ------        ------     -------       -------      -------      --------     -----
BALANCE, DECEMBER 31, 1993            9,133,332   $    9,133    3,000,000   $    3,000   $1,397,067   $  520,258   $1,871,494
                                      ---------   ----------    ---------   ----------   ----------   ----------   ----------

Sold shares of common stock              21,400           21                                 53,479                    53,500

Issued shares of common
  stock for acquisition of assets       366,478          366                                370,066                   370,432

Net Income                                                                                               380,213      380,213
                                      ---------   ----------    ---------   ----------   ----------   ----------   ----------

BALANCE, DECEMBER 31, 1994            9,521,210   $    9,520    3,000,000   $    3,000   $1,820,612   $  900,471   $2,733,603
                                      ---------   ----------    ---------   ----------   ----------   ----------   ----------

Sold shares of common stock             189,000          189                                386,661                   386,850

Issued shares of common
  stock for acquisition of assets       510,135          511                              1,220,036                 1,220,547

Issued shares of common
  stock for fixed assets                142,675          143                                105,546                   105,689

Issued shares of common
  stock for debt                        338,494          338                                592,026                   592,364

Capital contributed                                                                          16,000                    16,000

Net Income                                                                                               883,113      883,113
                                     ----------   ----------    ---------   ----------   ----------   ----------    ----------

BALANCE, DECEMBER 31, 1995           10,701,514   $   10,701    3,000,000   $    3,000   $4,140,881   $1,783,584   $5,938,166
                                     ==========   ==========    =========   ==========   ==========   ==========   ==========










    The accompanying notes are an integral part of the financial statements.


                 MEDICAL ASSET MANAGEMENT INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                            1995                1994
                                                        -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                          $    883,113         $   380,213
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                     234,449             152,250
         Changes in operating assets and liabilities:
           Accounts receivable                            (421,994)         (1,877,307)
           Management receivable                          (682,258)            (48,599)
           Other receivables                               (95,899)             40,500
           Other assets                                     (7,709)                 -
           Accounts payable                                 27,157              71,338
           Accrued liabilities                             509,310             120,340
                                                       -----------          ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        446,169          (1,161,265)
                                                       -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                    (241,041)             (7,969)
                                                       ------------         -----------

NET CASH USED IN INVESTING ACTIVITIES                     (241,041)             (7,969)
                                                       ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt issuances                            982,211           1,567,980
   Reduction of debt                                    (1,497,940)           (478,061)
   Payments under capital lease obligations                (10,758)            (15,000)
   Proceeds from capital contribution                       16,000                   -
   Proceeds from issuances of common stock                 386,850              53,500
                                                       -----------          ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (123,637)         1,128,419
                                                       ------------         ----------

NET INCREASE (DECREASE) IN CASH                             81,491             (40,815)

CASH, BEGINNING OF YEAR                                     50,382              91,197
                                                      ------------          ----------

CASH, END OF YEAR                                      $   131,873          $   50,382
                                                      ============          ==========




    The accompanying notes are an integral part of the financial statements.

                MEDICAL ASSET MANAGEMENT, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      BASIS OF PRESENTATION AND NATURE OF OPERATIONS

      The consolidated financial statements include the accounts of Medical Asset Management, Inc. (a Delaware corporation incorporated on January 23,
      1986), its wholly owned subsidiaries, Medical Asset Corporation, Inc., and Healthcare Professional Management, Inc. (together "the Company"). All significant intercompany transactions and amounts have been eliminated in the consolidating process.

      On December 29, 1995 the Company exchanged common stock of the Company for 100% of the outstanding common stock of Healthcare Professional Management, Inc. For financial statement purposes the transaction has been recorded under the Pooling of Interest Method per APB 16.

      The Company and its subsidiary are engaged in the business of meeting the several urgent needs of practicing physicians and exploiting emerging opportunities in the practice of medicine through business management services. Its management services involve the acquisition of assets of medical practices, which it enhances by increasing patient collections and lowering costs through its management and marketing expertise and volume purchasing power.

      BASIS OF ACCOUNTING

      The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      PROPERTY AND EQUIPMENT

      Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. Assets under capital leases are depreciated by the straight-line method over the shorter of the lease term or the useful lives of the assets. Maintenance, repairs and minor renewals are charged to operations as incurred. Major replacements or betterments are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected as income or expense.

                MEDICAL ASSET MANAGEMENT, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       GOODWILL

      Amounts paid for the acquisition of newly-acquired medical clinics in excess of the fair value of the net assets of such medical clinics have been charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. The Company has decided to amortize its goodwill over a period of up to 25 years under the straight-line method. Accumulated amortization at December 31, 1995 and 1994 was $177,533 and $139,333, respectively. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from acquired assets or business.

       INTANGIBLE ASSETS

       Intangible assets consist of franchise fee agreements with certain related parties. Intangible assets are amortized using the straight-line method over 25 years.

       REVENUE RECOGNITION

       The Company recognizes revenue as services are provided by the Company over the terms of the management contracts entered into.

       NET INCOME PER SHARE

       The net income per share is computed based upon the weighted-average number of shares of common stock equivalents outstanding during the period. Common stock issued at prices significantly below the offering price is treated as outstanding for the entirety of all periods presented. Common stock equivalents, such as convertible debentures are considered in the earnings per share calculation.

       INCOME TAXES

      Income taxes, are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS
      109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                MEDICAL ASSET MANAGEMENT, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



B.     ACQUISITIONS:

       In June 1994, the Company acquired 100% of the outstanding common stock of Medical Asset Management, Inc. (MAM) in exchange for 6,960,000 shares of common stock of the Company along with the right to issue 3,000,000 shares of the Company's Class A Preferred Stock in exchange for the 1,176,581 shares of MAM's Class A Preferred Stock and the 133,000 shares of MAM's Class B Preferred Stock. The Company has recorded the transaction under the Pooling of Interest Method for Business Combinations

       Subsequent to this acquisition and pursuant to the approval of a majority of the Company's common stockholders, the Company changed its name from Eagle High Enterprises, Inc. to Medical Asset Management, Inc.

       In December, 1995 the Company acquired 100% of the outstanding common stock of Healthcare Professional Management, Inc. for 433,332 shares of common stock. The Company has recorded the transaction under the Pooling of Interest Method for Business Combinations.

C.     ACCOUNTS RECEIVABLE:

       Accounts receivable represents amounts due from patients. A portion of the receivables represent worker's compensation receivables. The Company has established an allowance for doubtful accounts based upon anticipated actual collections as determined by management in an amount between 10% and 20% of the gross accounts receivable balance. Management feels that this amount is reasonable.

D.     MANAGEMENT FEE RECEIVABLE:

       Management fee receivable represents the amounts due the Company under management agreements signed with various physicians. Management of the Company has determined that the entire amount outstanding at December 31, 1995 is collectible.

E.     PROPERTY AND EQUIPMENT:

       Property and equipment is summarized as follows:

                                                        1995            1994
                                                    -----------      ----------

              Furniture and equipment                $1,002,339       $ 761,298

              Less accumulated depreciation            (473,930)       (325,880)
                                                    -----------      ----------

                  Property and equipment, net        $  528,409       $ 435,418
                                                    ===========      ==========

      Depreciation expenses for the years ended December 31, 1995 and 1994 was $148,049 and $65,814, respectively.

                MEDICAL ASSET MANAGEMENT, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




F.     RELATED PARTY DEBT:

      Related party debt consists of 8% demand notes payable to two officers of the Company as follows:
                                                        1995          1994
                                                    ----------    ----------

              John Regan                             $177,449      $160,575
              Dennis Calvert                            5,912         5,474
                                                    ----------    ----------

                                                     $183,361      $166,049
                                                    ==========    ==========
G.     LONG-TERM DEBT:

       Long-term debt is summarized as follows:

                                                                          1995          1994
                                                                       ----------     ----------
       Notes payable to various individuals in conjunction
       with asset acquisition, collateralized with accounts
       receivable, interest payable at 10%, matures at various
       dates in 1996 and 1997, all unpaid principal and
       accrued interest are due at due date                         $1,152,243       $1,014,410

       Note payable, interest payable at 8%, principal and
       any accrued interest due on demand                              236,863               -

       Note payable to an individual, collateralized by
       accounts receivable, interest payable at 10%, principal
       and interest payable at $45,000 monthly through
       December 1996. At December 1996 all unpaid
       principal and interest due                                            -        1,940,236

       Notes payable, interest payable at 12%, principal
       and any accrued interest due on demand.  Notes
       may be converted into 338,494 shares of the
       Company's common stock                                                -          550,000
                                                                    -----------    ------------

              Less current portion                                   1,047,676       1,090,000
                                                                    -----------     -----------

                                                                    $  341,430      $2,414,646
                                                                   ============     ===========


                MEDICAL ASSET MANAGEMENT, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



G.     LONG-TERM DEBT: (CONTINUED)

       Aggregate maturities of debt as of December 31, 1995 is as follows:

                  DECEMBER 31,

                      1996                     $1,047,676
                      1997                        341,430
                                              ------------

                                               $1,389,106
                                              ============
 .     CONVERTIBLE SUBORDINATED DEBT:

       During 1995 the Company issued $762,000 of 12% Series B Convertible Redeemable Secured Subordinated Debentures. Interest payable semi-annually, principal and any unpaid interest due April 28, 2000. Upon maturity the holder shall have the right of option, but not the obligation, to convert all or part of the debt into fully paid shares of the Company's common stock at the conversion price of $5.00 per share. Principal and accrued interest at December 31, 1995 was $808,095.

I.     INCOME TAXES:

       Income before taxes consist of the following:
                                                             1995         1994
                                                          ----------   ---------

                                                          $1,423,113   $608,013

       Income tax expense consists of the following:

                                                             1995         1994
                                                         -----------   ---------

                  Current                                $   540,000   $227,800

                  Deferred                                        -           -
                                                         ----------    ---------

                                                         $  540,000    $227,800
                                                         ==========    ========

       A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before taxes is as follows:

                                                                    1995              1994
                                                                ------------      -----------
              Amounts computed at statutory federal tax rate    $    498,000        $212,800

              State income taxes                                      42,000          15,000
                                                                ------------      ----------
              Provision for income taxes                            $540,000        $227,800
                                                                ============      ==========



                MEDICAL ASSET MANAGEMENT, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



J.     COMMITMENTS AND CONTINGENCIES:

       OPERATING LEASES

       The Company leases office facilities under operating leases which expire at various dates through the year 2005. The accompanying statement of operations includes expenses from operating leases of $ 908,961 for 1995. Future minimum lease payments, due under noncancelable operating leases as of December 31, 1995 are as follows:

             1996                                       $    931,600
             1997                                            601,056
             1998                                            601,056
             1999                                            414,566
             2000                                            383,352
             2001                                            148,632
             2002                                            148,632
             2003                                             56,460
             2004                                             56,460
             2005                                             56,460
                                                        -------------

                                                          $3,398,274
                                                        =============
       CAPITAL LEASES

       The Company finances various equipment purchases under capital lease agreements. The leases require monthly payments over a sixty month period. The following is an analysis of the book value of the leased assets included in property and equipment.

                                                       1995            1994
                                                    -----------   -----------

                    Cost                            $ 85,617      $        -
                    Accumulated depreciation          (7,603)              -
                                                    ---------     -----------

                                                     $78,014      $        -
                                                    =========     ===========

       The future minimum lease payments under capitalized leases and the present value of the net minimum lease payments as of December 31, 1995 are as follows:

              1996                                           $   29,224
              1997                                               22,092
              1998                                               22,092
              1999                                               22,092
              2000                                               24,314
                                                             ----------

                Total payments                                  119,814
                Less amount representing interest               (30,977)

                                                                 88,837

                Less current portion of capital leases          (18,950)
                                                              ----------

                                                              $  69,887
                                                              ==========

                MEDICAL ASSET MANAGEMENT, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





J.     COMMITMENTS AND CONTINGENCIES (CONTINUED):

       The Company has been named in some legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation will not materially affect the Company's financial position. Based upon the opinion of legal counsel, management has reflected in the accounts payable of the Company a sufficient amount to cover any possible loss due to the outcome of the legal proceedings and litigation.

K.     SUPPLEMENTAL CASH FLOW INFORMATION:

       Supplemental disclosures of cash flow information for the years ended December 31, 1995, 1994 are summarized as follows:

                                                                    1995             1994
                                                                  ----------       ---------
              Cash paid for interest and
                income taxes:
                Interest                                         $  291,657     $  25,240

              Noncash investing and financing activities:
                Assets acquired by capital lease                $    85,517     $       -
                Assets acquired with stock issuance               1,326,236       370,432
                Stock issued for debt                               592,364             -


L.     CAPITAL STOCK:

       In June 1994, the Company's shareholders approved proposals to cancel 2,000,000 shares of common stock and effect a 1-for-3.5 reverse stock split of the Company's common stock. The effects of the reverse split was to convert three and one half (3.5) shares of common stock into one (1) share of common stock.

M.     ASSET ACQUISITIONS:

       During the years ended December 31, 1994 and 1995 the Company entered into Asset Purchase and Clinic Management Agreements with twelve separate physicians. These agreements provided for the Company to acquire all the assets and properties which the physicians own in connection with the conduct of the physicians medical practice. The assets included (i) all of the physicians accounts receivable (whether or not deemed collectible) as reflected on the physicians books and records, on the effective date of the agreement and at all times during the terms of the agreement,

                MEDICAL ASSET MANAGEMENT, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



M.     ASSET ACQUISITIONS: (CONTINUED)

       (ii) all administrative (i.e., non-medical) aspects of every kind and character pertaining to the running of the Clinic and (iii) all other assets as described in the agreement. In exchange for the assets acquired the Company agrees to pay to the physicians cash and stock as set forth in each separate agreement. The Company has recorded on its financial statements the assets acquired based upon their fair market value at the date of the agreement. Any amount paid in excess of the fair value has been changed to goodwill.

       In conjunction with these acquisitions the Company also entered into a management agreement with each of the physicians involved. Under the agreements the Company is to receive a minimum of ten percent (10%) up to a maximum of thirty percent (30%) of net billings of the practices as a management fee.

                                    SIGNATURE


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL ASSET MANAGEMENT, INC.



Dated:     MAY 10, 1996




By:       /s/ John Regan
          -------------------------------------------------
          John Regan, President and Chief Financial Officer





By:      /s/ John Regan
         -------------------------------------------------
         John Regan, President and a Director


By:      /s/ Michael Zaic
         -------------------------------------------------
         Michael Zaic, Vice-President and a Director