Form 10QSB
period 1996-06-30
MEDICAL ASSET MANAGEMENT INC
filed 1996-08-14
CIK 861822

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

     The Company's Form 10-KSB for the fiscal year ended December 31, 1995 was filed late.

     The number of common shares issued and outstanding as of June 30, 1996 was 13,227,168.

     This report form is not filed as a transitional format.



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     The Company's unaudited financial statements for the second quarter of 1996 are at the end of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

     RESULTS OF OPERATIONS

     During the second quarter of 1996 the Company experienced positive changes in several of its financial results as follows:

     Increase (Decrease)           12/31/95 to         2nd Q 95/2nd Q 96
                                   6/30/96

     Revenue                         19%                    104%
     Assets                          73%                    137%
     Liabilities                     10%                     (1%)
     Shareholders Equity            113%                    344%
     Net Income                       6%                    110%
     Earnings Per Share             (20%)                   100%

     The results of operations for the second quarter of 1996 show the continuance of the growth trend that the Company has experienced over the last six quarters. This growth is based in part on the implementation of the Company's business plan relating to medical asset acquisitions and execution of additional management agreements. The Company has been active in providing its services in new geographical areas as well as contributing to the increase of business of existing managed medical practices.

     An analysis of changes to specific indicators of the financial condition of the Company follows:

ASSETS:

     Cash The increase in cash $5,709,149.00 from December 31, 1995 is the net cash remaining after expenses of a private placement that occurred at the end of May, 1996 and payment of certain short term obligations.

     Accounts       An increase of 46% from 12/31/1995 to 6/30/1996 reflects the
     Receivable     results of additional asset purchases and additional
                    management agreements. This compares to the 43% increase between June 30, 1995 and June 30, 1996.


     Management     An increase of 9% between March 31, 1996 and June 30, 1996
     Fee            was tied to an increase during the quarter of the overall
                    revenue of the Company. Management fees receivable during the quarter ended June 30, 1995 were 218% lower than for the quarter ended June 30, 1996. A trend toward execution of management agreements with four person or larger practices is emerging which shows the larger practices transition more slowly than smaller practices, thereby deferring receipt of management fees. This trend may continue through the expansion period of the Company. There is a strong possibility that management fee receivables will continue to increase proportionately to revenue growth.

LIABILITIES


     Notes               An increase of $304,000.00 in mortgages is the result
     Payable             of the acquisition of real estate in connection with a
                         medical practice completed during the second quarter.

     Accrued             Increases both from December 31, 1995 and June 30, 1996
     Income              are a result of higher earnings from more assets.
     Taxes               Earnings are recognized on an accrual basis while taxes
                         are paid on a cash basis. This tend will continue as the Company's expansion continues.


SHAREHOLDER'S EQUITY

     Additional Paid     The increase of $7,273,334.00 from March 31, 1996 is
     In Capital          due largely to the private placement of
                         $8,000,000.00 which closed May 31, 1996 and the assets acquired in the second quarter. When assets are acquired for stock, the value of the fixed assets acquired in excess of the par value of the stock increases paid in capital. This item will continue to increase as long as the Company's growth strategy proceeds.

     Retained Earnings   Retained earnings were $2,805,182.00 as of June 30,
                         1996, up 57% from December 31, 1995. As profits continue to increase and the Company continues to reinvest it earnings in growth of the Company this amount will continue to rise.

PROFIT AND LOSS

     Management Fees     For the quarter ended June 30, 1996 the management fee
                         revenue increased to approximately 104% from the second quarter of 1995 and by approximately 108% over the first six months of 1995. This was due largely to fees earned on new management agreements during the last 12 months.


     Salaries,           The increase in expenses of $981,117.00 or 21% over the
     Consulting          quarter ended March 31, 1996 is related to the growth
     and Other           of the Company and the acquisition of assets.
     Expense

For additional information about long term trends, competition, and liquidity please see the discussion in the Form 10 KSB for the year ended 12/31/95.


EXPANSION ACTIVITY

     The Company continued during the second quarter of 1996 to acquire additional medical practice assets and execute additional management agreements in exchange for consideration consisting of cash, debt and/or common stock. As with prior transactions the Company is allowed to retain a range of 10% to 30% of the net practice revenue. The Company by its management agreement is assured of a minimum cash management fee of 5% of cash collected per month. Newer management agreements are negotiated on the basis of a minimum cash management fee of 6% of cash collected.

     The below transactions were begun in the first quarter and concluded prior to the end of the second quarter of 1996.

     1. Arbor Family Medicine, Denver, Colorado. A management agreement, real estate purchase agreement and asset purchase agreement were signed on 3/31/96. The parties closed the asset purchase agreement and real estate purchase agreement by July 10, 1996. This medical practice has a gross annual revenue of $1,400,000.00.

     2. Rocky Mountain Woman's Health Clinic, Denver, Colorado. A management agreement was signed on 3/31/96 and an asset purchase agreement was closed by June 30, 1996. This practice has a gross annual revenue of $ 1,200,000.00.

     3. Hollister Medical Group, Hollister, California and the Company agreed in principal to enter into a management agreement and asset purchase agreement as of 3/31/96 but definitive contracts have not yet been signed.

     4. DeSoto Family Practice, Memphis, Tennessee. A management agreement was signed on 3/31/96 and an asset purchase agreement was completed prior to June 30, 1996. The Company purchased real estate in connection with the purchase of assets which was completed on August 2, 1996.


During the second quarter of 1996 the Company entered into the following material transactions.



     1. Dr. Vrtiska, Tucson, AZ. The Company purchased assets and executed a management contract with Dr. Vrtiska during the second quarter. Annual revenue from Dr. Vrtiska's OBGYN Clinic is estimated to be $2,200,000.00 per year.

     2. Dr. Lamazor, Stockton, CA. The Company purchased assets and executed a management contract with Dr. Lamazor during the second quarter. The annual revenue from Dr. Lamazor's clinic is estimated to be $1,000,000.00 per year.

     3. Drs. Cohen and Connor, Denver, CO. The Company executed a management contract and agreed to purchase assets during the second quarter. The estimated revenue from these physicians is $ 1,200,000.00 per year. The agreements are subject to a ninety day rescission.

     4. Dr. Petri, Denver, CO. The Company purchased assets and executed a management contract with Dr. Petri during the second quarter. The annual revenue from Dr. Petri's clinic is estimated to be $ 350,000.00 per year.

     5. Dr. Kessler, Denver, CO. The Company executed a management contract and agreed to purchase assets during the second quarter. The estimated revenue from this physician is $ 450,000.00 per year. The agreements are subject to a ninety day rescission.

     6. Dr. Richards, Denver, CO. The Company executed a management contract and agreed to purchase assets during the second quarter. The estimated revenue from this physician is $ 450,000.00 per year. The agreements are subject to a ninety day rescission.

     7. Drs. Maxwell and Buchanan, Colorado Springs, CO. The Company executed a management contract and agreed to purchase assets during the second quarter. The estimated revenue from these physicians is estimated to be $ 1,000,000.00 per year. The agreements are subject to a ninety day rescission.

     8. Dr. Hall, Seattle, WA. The Company executed a management agreement with Dr. Hall during the second quarter. His annual estimated revenue is $ 500,000.00.

     9. Dr. Baker, Ft. Myers, FL. The Company purchased assets and executed a management contract with Dr. Baker during the second quarter. The annual revenue from Dr. Baker's clinic is estimated to be $ 900,000.00 per year. The Company has entered into an agreement to purchase real estate to be utilized in this clinic but the real estate transaction had not closed by the end of the second quarter.

     10. Dr. Hyun, San Jose, CA. During the second quarter Dr. Hyun became employed by Dr. Gallo who previously signed a management agreement with the Company. Income from Dr. Hyun's services is estimated to increase the revenue generated by Dr. Gallo by $500,000.00 per year.

     The medical revenue from physicians executing new management agreements is estimated to total $8,550,000.00. The Company will earn a management fee based on total medical revenue.

     The acquisitions set forth above include the issuance of restricted common stock at closing and additional restricted common stock over each of the following four years providing certain income targets are met. The total number of restricted common shares to be issued for the above listed transactions at closing is 192,113. The total number of shares to be issued over the next four years providing the target income levels are attained is 960,563. Assets are purchased at book value.


OTHER ACTIVITY

     During the second quarter of 1996 management agreements with Drs. David Liddell and Brad Shoup were terminated by mutual agreement. Those practices had an estimated annual revenue of $2,000,000.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          There has been no material change in legal proceedings from the matters reported on the Form 10-KSB for the year ended December 31, 1995.



ITEM 2.  CHANGES IN SECURITIES

          There has been no changes in the rights, preferences or privileges of any security of the Company during the second quarter of 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          There has been no default on any senior security during the second quarter of 1996. During the second quarter the Company called its Class B Subordinated Debentures. The holders of the debentures have the option of being paid or converting their debentures to common shares at the rate of $ 5.00 per share.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters have been submitted to a vote of security holders during the second quarter of 1996.


ITEM 5.  OTHER INFORMATION

          The Company is advised that the Securities and Exchange Commission is conducting an investigation of persons the Company may have done business with in the past. The status of the investigation is unknown.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     During the second quarter of 1996 the Company filed one report on Form 8-K on May 6, 1996.









FINANCIAL STATEMENTS.

     The Company's unaudited financial statements for the period ending June 30, 1996 follow this page.

                           MEDICAL ASSET MANAGEMENT, INC.

                                   BALANCE SHEET

                   FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND
                             JUNE 30, 1955 (UNAUDITED)

                                              JUNE 30, 1996      JUNE 30, 1995
                                               (Unaudited)        (Unaudited)
                                              -------------      -------------

ASSETS

CURRENT ASSETS
  Cash                                        $ 5,841,022         $   91,780
  Accounts receivable                           7,632,911          5,353,136
  Management fee receivable                     1,187,350            373,209
  Prepaid expense                                 266,123                  0
  Note receivable, shareholder                     99,841            248,372
  Other assets                                     48,486             12,075
  Real estate                                     304,000                  0
                                              -----------         ----------
                                               15,399,733          6,078,572
                                              -----------         ----------

FURNITURE AND EQUIPMENT, NET                    1,144,702            426,298

FRANCHISE FEES, NET                               877,800            926,200

GOODWILL, NET                                   2,080,744            791,684
                                              -----------         ----------
                                                4,103,246          2,144,182
                                              -----------         ----------
TOTAL ASSETS                                  $19,502,979         $8,222,754
                                              -----------         ----------
                                              -----------         ----------

                                              JUNE 30, 1996      JUNE 30, 1995
                                               (Unaudited)        (Unaudited)
                                              -------------      -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Capital lease obligations                     $    84,100         $   22,132
  Note payable, shareholders                        121,910            277,591
  Payroll taxes payable                              30,000             72,609
  Notes payable - accounts receivable             1,538,427          3,329,746
  Accrued liabilities                               342,674            251,902
  Accrued income taxes payable                    1,591,750            754,753
  Mortgages                                         304,000                  0
  Convertible subordinate debt                      796,524            201,431
                                                -----------         ----------
                                                  4,809,385          4,910,164
                                                -----------         ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

  Preferred stock-$.001 par value;
    10,000,000 shares authorized;
    Class A-3,000,000 shares
      issued and outstanding                          3,000              3,000

  Common stock-$.001 par value-50,000,000
    shares authorized;
    13,227,168 shares issued
      and outstanding                                13,227             10,245

  Additional paid-in capital                     11,871,889          1,908,917
  Accumulated surplus                             2,805,479          1,390,428
                                                -----------         ----------
                                                 14,693,595          3,312,590
                                                -----------         ----------
TOTAL LIABILITY AND EQUITY                      $19,502,979         $8,222,754
                                                -----------         ----------
                                                -----------         ----------

                           MEDICAL ASSET MANAGEMENT, INC.

                                CASH FLOW STATEMENT

                     FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND
                             JUNE 30, 1995 (UNAUDITED)

                                              JUNE 30, 1996      JUNE 30, 1995
                                               (Unaudited)        (Unaudited)
                                              -------------      -------------
Net income                                     $   525,297         $ 250,798
Adjustments to reconcile net income to
  net cash provided by operating
  activities
  Depreciation and amortization                     96,764            38,132

(Increase) Decrease in:
  Accounts Receivable                           (1,551,590)         (475,787)
  Management Fee Receivable                        (93,000)         (119,949)
  Other assets                                    (622,767)         (248,372)

Increase (Decrease) in:
  Capital Leases                                         0                 0
  Accounts Payable                                 (62,012)            7,609
  Accrued Liabilities                              345,660           182,604
  Loans Payable                                    170,516           327,764
                                               -----------         ---------
NET CASH PROVIDE BY (USED IN)
  OPERATING ACTIVITIES                          (1,191,132)          (37,171)

CASH FLOWS FROM INVESTING ACTIVITIES
  Property and Equipment Additions                (412,939)           (7,884)
                                               -----------         ---------
  NET CASH PROVIDE BY (USED IN)
    INVESTING ACTIVITIES                          (412,939)           (7,884)

CASH FLOWS FROM FINANCING ACTIVITIES
                                                         0                 0
  Sale of Common Stock                           7,275,603            49,027
                                               -----------         ---------
  NET CASH PROVIDE BY (USED IN)
    FINANCING ACTIVITIES                         7,275,603            49,027

NET INCREASE (DECREASE) IN CASH                  5,671,532             3,972

CASH, AT THE BEGINNING OF THE YEAR                 169,490            87,808
                                               -----------         ---------
CASH, AT THE END OF THE YEAR                   $ 5,841,022         $  91,780
                                               -----------         ---------
                                               -----------         ---------

                      MEDICAL ASSET MANAGEMENT, INC.

                            CASH FLOW STATEMENT

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND
                         JUNE 30, 1995 (UNAUDITED)


                                                 1996             1995
                                              (Unaudited)      (Unaudited)
                                              -----------      -----------

Net income                                  $   1,021,895       $    542,743
Adjustments to reconcile net
    income to net cash provided by
    operating activities
    Depreciation and amortization                 166,263             76,254



   (Increase) Decrease in:
    Accounts receivable                        (2,419,108)          (698,892)
    Management Fee Receivable                    (273,522)          (141,639)
    Other assets                                 (719,198)          (252,314)


   Increase (Decrease) in:
    Capital Leases                                 (4,737)                 0
    Accounts Payable                              (76,155)            (98,490)
    Accrued Liabilities                           649,317             353,767
    Loans Payable                                 380,299             368,198
                                               ----------           ---------

NET CASH PROVIDE BY (USED IN)
    OPERATING ACTIVITIES                       (1,274,946)            155,637

CASH FLOWS FROM INVESTING ACTIVITIES
    Property and Equipment Additions             (749,439)              7,082
                                               ----------           ---------
NET CASH PROVIDE BY (USED IN)
     INVESTMENT ACTIVITIES                       (749,439)              7,082

CASH FLOWS FROM FINANCING ACTIVITIES
                                                        0            (230,125)
    Sale of Common Stock                        7,733,534             112,764
                                               ----------           ---------


NET CASH PROVIDE BY (USED IN)
     FINANCING ACTIVITIES                       7,733,534            (117,361)


NET INCREASE (DECREASE) IN CASH                 5,709,148              45,358

CASH, AT THE BEGINNING OF THE YEAR                131,673              46,422
                                               ----------           ---------
CASH, AT THE END OF THE YEAR                 $  5,841,022           $  91,780
                                               ----------           ---------
                                               ----------           ---------

                      MEDICAL ASSET MANAGEMENT, INC.

                          STATEMENT OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND
                         JUNE 30, 1995 (UNAUDITED)





                                             June 30, 1996    June 30, 1995
                                              (Unaudited)      (Unaudited)
                                              -----------      -----------


REVENUE
Management fee income                       $  6,477,487      $  3,178,444
                                              ----------        ----------
                                               6,477,487         3,178,444
                                              ----------        ----------

EXPENSES
    Salaries                                   1,109,953           353,641
    Consulting fees                            2,147,070           979,741
    Legal and accounting                          27,536                 0
    Depreciation and amortization                 96,764            36,132
    Debenture interest                            23,000                 0
    Bank charges                                       0                 0
    Telephone                                     11,365                 0
    General and administrative                 2,137,924         1,402,419
    Travel                                        41,189                 0
    Interest, other                               36,184                 0
                                              ----------        ----------
                                               5,830,985         2,773,933
                                              ----------        ----------

NET INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                             846,302           404,511

PROVISION FOR INCOME TAXES                      (321,205)         (153,713)
                                              ----------        ----------
NET INCOME BEFORE EXTRAORDINARY
  ITEM                                           525,297           250,798

EXTRAORDINARY ITEM, UTILIZATION
  OF NET OPERATING LOSS CARRYFORWARDS                  0                 0
                                              ----------       -----------
NET INCOME                                  $    525,297      $    230,798
                                              ----------       -----------
                                              ----------       -----------

WEIGHTED-AVERAGE NUMBER OF SHARES
  OUTSTANDING                                 12,441,321        10,984,321
                                              ----------       -----------
                                              ----------       -----------
EARNINGS PER SHARE (COMMON ONLY)            $       0.04      $       0.02
                                              ----------       -----------
                                              ----------       -----------

                                         MEDICAL ASSET MANAGEMENT, INC.

                                           STATEMENT OF OPERATIONS

                                    FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND
                                          JUNE 30, 1995 (UNAUDITED)

                                                               1996                1995
                                                           (Unaudited)          (Unaudited)
                                                           -----------          -----------
REVENUE
Management fee income                                      $11,927,610          $ 5,727,784
                                                           -----------          -----------
                                                            11,927,610            5,727,784
                                                           -----------          -----------

EXPENSES
  Salaries                                                   2,090,975              833,093
  Consulting fees                                            3,945,610            1,935,020
  Legal and accounting                                          27,536                    0
  Depreciation and amortization                                156,280               78,264
  Debenture interest                                            23,000                    0
  Bank charges                                                       0                    0
  Telephone                                                     21,385                    0
  General and administrative                                 3,682,171            1,991,995
  Travel                                                        41,189                    0
  Interest, other                                              112,744                    0
                                                           -----------          -----------
                                                            10,380,853            4,836,372
                                                           -----------          -----------
NET INCOME BEFORE TAXES AND EXTRAORDINARY ITEM               1,648,757              891,412

PROVISION FOR INCOME TAXES                                    (624,862)            (348,669)
                                                           -----------          -----------
NET INCOME BEFORE EXTRAORDINARY ITEM                         1,021,895              542,743

EXTRAORDINARY ITEM, UTILIZATION OF NET OPERATING
LOSS CARRYFORWARDS                                                   0                    0
                                                           -----------          -----------
NET INCOME                                                 $ 1,021,895              542,743
                                                           ===========          ===========

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING                11,701,906          10,842,918
                                                           ============         ===========
EARNINGS PER SHARE (COMMON ONLY)                           $       0.09         $      0.05
                                                           ============         ===========


                     MEDICAL ASSET MANAGEMENT, INC.

                         STATEMENT OF OPERATIONS

      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)


                                   Three Months Ended    Six Months Ended
                                     June 30, 1996        June 30, 1996
                                      (Unaudited)          (Unaudited)
                                   ------------------    ----------------

REVENUE
  Management fee income            $ 6,477,487           $11,927,610
                                   -----------           -----------
                                     6,477,487            11,927,610
                                   -----------            ----------

EXPENSES
  Salaries                           1,109,953             2,090,975
  Consulting fees                    2,147,070             3,945,610
  Legal and accounting                  27,536                27,536
  Depreciation and amortization         96,764               166,263
  Debenture interest                    23,000                23,000
  Bank Charges                               0                     0
  Telephone                             11,365                11,365
  General and administrative         2,137,924             3,862,171
  Travel                                41,189                41,189
  Interest, other                       36,184               112,744
                                   -----------           -----------
                                     5,630,985            10,280,853
                                   -----------           -----------
NET INCOME BEFORE TAXES AND
  EXTRAORDINARY ITEM                   846,502             1,646,757

PROVISION FOR INCOME TAXES            (321,205)             (624,862)
                                   -----------           -----------
NET INCOME BEFORE EXTRAORDINARY
  ITEM                                 525,297             1,021,895

EXTRAORDINARY ITEM, UTILIZATION
  OF NET OPERATING LOSS
  CARRYFORWARDS                              0                     0
                                   -----------           -----------

NET INCOME                             525,297             1,021,895
                                   ===========           ===========

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING                12,441,321            11,701,506
                                   ===========           ===========

EARNINGS PER SHARE (COMMON ONLY)          0.04                   0.09
                                   ===========           ============

                                    SIGNATURE


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL ASSET MANAGEMENT, INC.



Dated:     August 12, 1996
       -------------------------------------



By:        /s/ John Regan
       -------------------------------------
           John Regan, President and Chief Financial Officer