Form 10QSB/A
period 1996-03-31
MEDICAL ASSET MANAGEMENT INC
filed 1996-08-15
CIK 861822

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                     FORM 10-QSB

                                   Amendment No. 1

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

    Accounts            An increase of 17% from 12/31/1995 to 3/31/1996
    Receivable          reflects Receivable the results of additional asset
                        purchases and additional management agreements. This compares to the 25% increase between March 31, 1995 and March 31, 1996. Five additional asset acquisitions were made in the first quarter accounting for approximately
                        14% of the 17% increase in receivables since year end.
                        A management agreement executed in December, 1995 with first quarter 1996 revenues of approximately $ 1.3 million allowed for the accounts receivable to be purchased in the second quarter of 1996. The effects of this transaction being included in the average accounts receivable turn ratio would reflect an average turn of 144 days as of 12/31/95 as compared to 125 days as of 3/31/96. The turn ratio was 174 days as of March 31, 1995.


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

SHAREHOLDER'S EQUITY

    Additional Paid     Increases of 11% since December 31, 1995 and 149%
    In Capital          since March 31, 1995 are the result of the most recent
                        acquisitions in which fixed assets were acquired in exchanged for common stock in the Company. The value of the fixed assets acquired in excess of the par value of the stock increases paid in capital. This item will continue to increase as long as the Company's growth strategy proceeds.

    Retained Earnings   Retained earnings were $ 2,280,182.00 as of March 31,
                        1996, up 28% from year end and up 97% from March 31, 1995. As profits continue to increase and the Company continues to reinvest its earnings in growth of the Company this amount will continue to rise.


PROFIT AND LOSS


    Management Fees     For the quarter ended March 31, 1996 the management fee
                        revenue increased by approximately 85% from the same period of 1995. This was due to fee generating transactions during the 12 month period. The increase was due 85% from new management agreements and 15% from existing management agreements.

  Salaries, Consulting  At the present time these expenses are related to the
  Fee and Other         the growth of the Company and acquisition of assets.
                        Expense. The Company has be able to recognize some economies of scale as its business has expanded and expects to reduce expense rations where possible in the future.

For additional information about long term trends, competition, and liquidity please see the discussion in the Form 10KSB for the year ended 12/31/95. No significant change occurred in these categories of information during the first quarter of 1996.


EXPANSION ACTIVITY

    The Company continued during the first quarter of 1996 to acquire additional medial practice assets and execute additional management agreements in exchange for consideration consisting of cash, debt and/or common stock. As with prior transactions the Company is allowed to retain a range of 10% to 30% of the net practice revenue. The Company by its management agreement is assured of a minimum cash management fee of 5% of cash collected per month.

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

    2. Rocky Mountain Woman's Health Clinic, Denver, Colorado. A management agreement was signed on 3/31/96 and an asset purchase agreement has been submitted but not yet signed. The parties have agreed to close the asset purchase agreement by June 30, 1996. This practice has a gross annual revenue of $ 1,200,000.00. Total consideration for the assets is estimated to be $ 540,000.00.

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


    The acquisitions set forth above include the issuance of restricted common stock at closing and additional restricted common stock over each of the following four years providing certain income targets are met. The total number of restricted common shares to be issued for the above listed transactions at closing is 236,000. The total number of shares to be issued over the next four years providing the target income levels are attained is 619,000.


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


MEDICAL ASSET MANAGEMENT, INC.


Dated:     May 20, 1996
      -----------------------------------------------------



By:
      -----------------------------------------------------
         John Regan, President and Chief Financial Officer