Form 10-Q
period 1996-09-30
MEDICAL ASSET MANAGEMENT INC
filed 1996-11-21
CIK 861822

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                          COMMISSION FILE NO.  0-27236


                         MEDICAL ASSET MANAGEMENT, INC.


        A DELAWARE CORPORATION                    EIN: 33 - 0359976


                           4447 E. BROADWAY, SUITE 102
                              MESA, ARIZONA  85206

                             TELEPHONE: 602-830-7414


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X        No
                                             ---            ---

As of November 15, 1996, 13,473,374 shares of the registrant's common stock were issued and outstanding.

                         Medical Asset Management, Inc.
                                  Form 10 - QSB
                               September 30, 1996

                                Table of Contents

                                                                        Page No.
Part 1.                 Financial Information

       Item 1.    Consolidated Financial Statements
                  Consolidated Balance Sheets                                3
                  Consolidated Statement of Income                           4
                  Consolidated Statements of Cash Flow                       5
                  Notes to Consolidated Financial Statements                 6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       11

Part 2.           Other Information

       Item 1.    Legal Proceedings                                         15

       Item 2.    Changes in Securities                                     15

       Item 3.    Defaults Upon Senior Securities                           15

       Item 4.    Submission of Matters to a Vote of Security Holders       15

       Item 5.    Other Information                                         15

       Item 6.    Exhibits and Reports on Form 8-K                          15

Signature                                                                   16

                                  MEDICAL ASSET MANAGEMENT, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)

                                                                   SEPTEMBER 30,
                                                                       1996
ASSETS                                                            --------------
CURRENT ASSETS
 Cash                                                                 4,818,500
 Accounts receivable                                                  9,178,500
 Management fee receivable                                              632,000
 Prepaid expenses                                                       316,800
 Notes receivable                                                       107,800
 Other assets                                                            53,000
                                                                  --------------
                                                                     15,106,600
                                                                  --------------
PROPERTY, PLANT AND EQUIPMENT, NET                                    2,535,400

FRANCHISE FEES, NET                                                     865,700

ACQUIRED MANAGEMENT AGREEMENTS, NET                                  13,151,600
                                                                  --------------
                                                                     16,552,700
                                                                  --------------
TOTAL ASSETS                                                         31,659,300
                                                                  --------------
                                                                  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Credit Line                                                            800,000
 Capital lease obligations                                               40,000
 Notes payable, shareholders                                             25,000
 Payroll taxes payable                                                   30,000
 Notes payable - accounts receivable                                  1,661,500
 Accrued liabilities                                                    475,300
 Accrued income taxes payable                                         1,488,000
 Current portion - long term debt                                        44,000
 Convertible subordinated debt                                           45,000
                                                                  --------------
                                                                      4,608,800
                                                                  --------------
LONG TERM DEBT:
 Long term debt, less current portion                                   644,300
 Obligations under capital lease, less
 current portion                                                        180,000
                                                                  --------------
                                                                        824,300
                                                                  --------------
SHAREHOLDERS' EQUITY
 Preferred stock-$.001 par value;
 10,000,000 shares authorized;
 Class A-3,000,000 shares issued,
 2,600,000 outstanding                                                    2,600
 Common stock-$.001 par value;
 50,000,000 shares authorized;
 13,473,374 issued                                                       13,473

 Common stock to be issued,
 2,403,215 shares                                                    10,045,790
 Additional paid-in capital                                          14,147,527
 Unearned Compensation                                               (1,062,990)
 Retained Earnings                                                    3,079,800
                                                                  --------------
                                                                     26,226,200
                                                                  --------------
TOTAL LIABILITIES AND EQUITY                                         31,659,300
                                                                  --------------
                                                                  --------------

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                                           MEDICAL ASSET MANAGEMENT, INC.
                                          CONSOLIDATED STATEMENT OF INCOME
                                                   (UNAUDITED)


                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                     SEPTEMBER 30,                            SEPTEMBER 30,
                                                  1996             1995                     1996           1995
                                          ------------     ------------             ------------   ------------
NET REVENUE                                  4,142,400        2,180,700               11,924,000      5,973,500
                                          ------------     ------------             ------------   ------------

EXPENSES
 Clinic operating expenses                   2,327,500                                 7,288,500
 Salaries                                      351,600           87,000                  922,500        261,000
 General and administrative                    443,400        1,969,600                1,054,800      4,484,500
 Depreciation and amortization                 108,900           36,700                  390,200        115,000
 Interest                                       24,300                                   160,000        134,000
                                          ------------     ------------             ------------   ------------
                                             3,250,700        2,093,300                9,616,000      4,994,500
                                          ------------     ------------             ------------   ------------

NET INCOME BEFORE INCOME TAXES                 691,700           87,400                2,108,000        979,000

PROVISION FOR INCOME TAXES                     174,300           18,400                  632,400        367,100
                                          ------------     ------------             ------------   ------------

NET INCOME                                     717,400           69,000                1,475,600        611,900
                                          ------------     ------------             ------------   ------------
                                          ------------     ------------             ------------   ------------

WEIGHTED-AVERAGE NUMBER OF COMMON STOCK
AND COMMON STOCK EQUIVALENTS                12,643,857       11,471,135               12,643,857     11,471,135
                                          ------------     ------------             ------------   ------------
                                          ------------     ------------             ------------   ------------

NET INCOME PER SHARE                              0.06             0.01                     0.12           0.05
                                          ------------     ------------             ------------   ------------
                                          ------------     ------------             ------------   ------------


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                                            MEDICAL ASSET MANAGEMENT, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                                    (UNAUDITED)


                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                             1996                      1995
                                                      ------------------        ------------------
Net income                                                    1,475,600                   611,900
Adjustments to reconcile net income to
 net cash provided by operating activities
 Depreciation and amortization                                  390,200                   115,000
Cash provided net of effects of
  medical transactions, by changes in:
  Accounts receivable                                          (812,800)                 (612,400)
  Management fee receivable                                     281,800                   231,600
  Other assets                                                 (242,100)                 (448,000)
  Capital leases                                                131,400                    (7,100)
  Accounts payable                                              (77,200)                  (84,100)
  Accrued liabilities                                           632,400                   367,400
                                                      ------------------        ------------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                         1,779,300                   174,300

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property, plant and equipment                (1,553,100)                  (96,700)
 Net payments in medical practice transactions               (2,351,700)                   (5,300)
                                                      ------------------        ------------------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                        (3,904,800)                 (102,000)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from bank indebtedness                                800,000
 Repayment of indebtedness                                   (1,610,800)                 (340,400)
 Sale of common stock                                         7,622,900                   427,300
                                                      ------------------        ------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                         6,812,100                    86,900

NET INCREASE (DECREASE) IN CASH                               4,686,600                   159,200

CASH, AT THE BEGINNING OF THE YEAR                              131,900                    50,400
                                                      ------------------        ------------------
CASH, AT END OF PERIOD                                        4,818,500                   209,600
                                                      ------------------        ------------------
                                                      ------------------        ------------------


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                         Medical Asset Management, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)

Note 1 -- Basis of Presentation and Restatement

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements in this report reflect normal occurring adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim period presented. To conform to the presentation for the three months ended September 30, 1996, the contractual allocation of revenues to medical-owner(s) of clinics and practices managed by the Company has been reclassified as a reduction of net revenues in the nine months ended September 30, 1996 and the three and nine months ended September 30, 1995. Previously, these contractual allocations were reported as consulting fees. This reclassification had no effect on net income for any period presented.

During the third quarter of 1996, it was determined that the Company had incorrectly accounted for contingent stock committed to be issued in future years under management agreements acquired in 1994 as purchase price adjustments rather than compensation expense as required by generally accepted accounting principles. The Company continues to account for nonforfeitable stock committed to be issued for management agreements acquired in 1995 and 1996 as a component of their purchase price and be amortized over 25 years or the life of the agreement, whichever is shorter; however, nonforfeitable and contingent common stock committed to be issued in future periods is shown as a separate component in shareholders equity in accordance with generally accepted accounting principles. These amounts were previously reported as unissued. The unearned remuneration associated with contingent shares is also shown as a component of equity. The following schedule summarizes the effect of restating the Company's 1995 and 1996 financial statements:

                         Medical Asset Management, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)


                                        NET INCOME               NET INCOME     SHAREHOLDER'S
                                                                 PER SHARE         EQUITY
                                        ----------               ----------     -------------
FISCAL 1995
-----------
Quarter ended March 31:
As previously reported                    $291,945               $0.03          $3,012,765
Adjustment                                 (70,933)                                460,144
As presented herein                        221,012                0.02           3,472,909

Quarter ended June 30:
As previously reported                     230,798                0.02           3,312,590
Adjustment                                 (82,821)                                920,287
As presented herein                        147,998                0.01           4,232,877

Quarter ended September 30:
As previously reported                     157,749                0.01           6,450,300
Adjustment                                 (88,749)                              1,380,431
As presented herein                         69,000                0.01           7,830,731

FISCAL 1996

Quarter ended March 31:
As previously reported                     496,598                0.05           6,892,695
Adjustment                                (124,034)                              2,220,400
As presented herein                        372,564                0.03           9,096,698

Quarter ended June 30:
As previously reported                     525,297                0.03          14,693,595
Adjustment                                (139,634)                              4,408,000
As presented herein                        385,663                0.03          19,101,595

The presentation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as disclosures on contingent assets and liabilities. Because of inherent uncertainties in the process, actual future results could differ from those expected, and thus accrued, at the reporting date. These unaudited financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB, as may be amended.

                         Medical Asset Management, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)


Note 2 -- Medical Service Revenue

Medical service revenue for services to patients by clinics and practices affiliated with the . Company is recorded when services are rendered based upon established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Medical service revenue of the affiliated clinics and practices is also reduced by the contractual amounts retained by the medical groups to arrive at the Company's revenue shown on it's income statement.

The following presents the amounts included in the determination of the Company's net revenue (in thousands):

                                       Three Months                  Nine Months
                                    Ended September 30,          Ended September 30,
                                    1996          1995           1996           1995
                                   --------------------        ----------------------
Medical service revenue           $6,265         $3,115        $17,931         $8,916
Amounts retained by
 medical groups                    2,123            933          6,007          2,942
                                   -----          -----          -----          -----

Net Revenue                       $4,142         $2,182        $11,924         $5,974
                                  ------         ------        -------         ------
                                  ------         ------        -------         ------

Number of management
 service agreements at end
 of period                            32             19             32             19


Note 3 --  Medical Practice Transactions

During the first nine months of 196, the Company acquired certain non-medical assets of and entered into long-term management service agreements with twelve medical practices, respectively. The transactions have been accounted for as asset purchases. The following presents the aggregate consideration required to complete those transactions (in thousands):

                         Medical Asset Management, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)

                                           Three Months                    Nine Months
                                        Ended September 30,             Ended September 30,
                                        1996           1995            1996           1995
                                        -------------------            --------------------
Cash and transaction costs             $2,352            -0-         $2,352        $     5
Issuance of notes                       1,730             68          1,730            472
Common stock                            8,363            110          8,863          2,499
(Include shares to be issued)

The Company is currently committed to issue shares of Common Stock pursuant to completed acquisition transactions as follows: 153,381 shares in 1996; 678,519 shares in 1997; 678,519 shares in 1998; 599,779 shares in 1999; and 446,398 shares in 2000. Although such shares are not issued or outstanding for legal purposes, such shares are nonforfeitable and considered as outstanding for per share calculations.

The accompanying unaudited consolidated financial statements include the results of operations from the Company's management service agreements from their respective effective dates. The following unaudited proforma information presents the results of operations for the nine months ended September 30, 1995, assuming all 1995 and 1996 transactions were consummated on January 1, 1995 and for the nine months ended September 30, 1996 assuming all 1996 transactions were consummated January 1, 1996. Such proforma information is based on the historical financial information of the medical practices and does not include operational or other changes which might have been effected pursuant to the Company's management of the nonmedical aspects of such practices. The proforma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands, except share amounts):

                                        Nine Months Ended September 30,
                                             1996           1995
                                             -------------------

Annualized revenue                         $25,593        $22,255
Annualized net income                        3,327          2,893
Annualized net income per share               0.26           0.22

                         Medical Asset Management, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)


Note  4 -- Capitalization

As part of entering into long-term management agreements with medical practices described in Note 3, the Company has nonforfeitable commitments to issue shares of Common Stock at specified future dates for no further consideration. Both contingent and nonforfeitable common stock to be issued is shown as a separate component in shareholders' equity and the amounts, upon issuance of the shares, will be reclassified to par value and additional paid in capital.

During the first quarter of 1996, the Company raised $457,931 through a private placement through the sale of 273,695 shares of the Company's stock.

On May 31, 1996, the Company completed a private placement of 2,000,000 shares of common stock that yielded the Company $7,165,000. There was no significant gain on the conversion.

In August, the Company called its $762,000 Convertible Subordinated Debenture and converted $751,525 into 150,305 shares of common stock.

Note 5 -- Net Income Per Share

The computation of net income per share is based on the weighted average number of shares of Common Stock and Common Stock share equivalents outstanding during the periods in accordance with the requirements of the Securities and Exchange Commission (SEC). Fully diluted net income per share has not been presented because it does not differ materially from the primary per share computations.

The following table summarizes the determination of shares used in per share calculations (in thousands):


                                            Three Months                 Nine Months
                                         Ended September 30,         Ended September 30,
                                         1996          1995          1996           1995
                                         ------------------          -------------------
Outstanding at end of period
  Common Stock                         13,473         11,386         13,473         11,386
  Common Stock to be issued             2,403            850          2,403            850
                                       ------         ------         ------         ------

                                       15,876         12,236         15,876         12,236
Effect of weighting                    (3,233)           765        (3,233)            765
                                       ------         ------         ------         ------
Shares used in per share
  calculations                         12,643         11,471         12,643         11,471
                                       ------         ------         ------         ------
                                       ------         ------         ------         ------

                         Medical Asset Management, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Introduction

Medical Asset Management, Inc. (the "Company") enters into management agreements with, and purchases the nonmedical assets of medical clinics and practices. Under the terms of these management agreements, the Company provides comprehensive management services to its affiliated practices, including operational and administrative services, and furnishes management personnel, facilities, supplies and equipment. The Company's revenue consists of management fees and includes the reimbursement of all medical practice non-medical operating costs.

The Company's objective is to create a national network of regionally integrated medical clinics and practices that preserve the individual contracting physician's practice, thereby establishing the individual practice or clinic as a stable going concern, thus assisting older physicians to transition their medical practices to younger associates.

Results of Operations

Since June of 1994 when the Company completed its reorganization as a public company, it has grown from managing three affiliated physicians in one state to 75 affiliated physicians and 34 practices in eight states as of September 30, 1996. For the first nine months of 1995, seven of the Company's affiliated practices each contributed more than 10% of the Company's revenue. For the first nine months of 1996, only one of the Company's affiliated practices contributed more than 10% of the Company's revenue and that clinic contributed 25% of total revenue in that period. For the first nine months of 1995, the payor mix of medical practice revenue, expressed as a percentage, was 35% for Medicare and Medicaid, 30% for managed care and 35% for private insurance and other payors. For the first nine months of 1996, the payor mix of medical practice revenue was 32% for Medicare and Medicaid, 45% for managed care and 23% for private insurance and other payers. As a result of the Company's rapid growth, the Company's limited period of affiliation with the physician practices and the different payor and patient mixes of the practices, the Company does not believe that the period-to-period comparisons and percentage relationships within periods are fully meaningful at this time.

The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Income. The information that follows should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere herein.

                         Medical Asset Management, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                          Three Months        Nine Months
                                       Ended September 30,  Ended September 30,
                                       1996          1995   1996          1995
                                       ------------------   ------------------
Revenue                                100.0%    100.0%    100.0%    100.0%

Operating expenses:
  Clinic expenses (1)                   56.2%               61.1%
  Corporate salaries                     8.5%      4.0%      7.7%      4.4%
  General and administrative (1)        10.7%     90.3%      8.8%     75.1%
  Depreciation and amortization          2.5%      1.7%      3.3%      1.9%
Net interest                             0.6%                1.3%      2.2%
                                         ----                ----      ----

Income before income taxes              21.5%      4.0%     17.8%     16.4%
Income taxes                             4.2%      0.9%      5.3%      6.1%
                                         ----      ----      ----      ----

Net income                              17.3%      3.1%     12.5%     10.3%
                                        -----     -----     -----     -----
                                        -----     -----     -----     -----

(1) For comparison purposes, clinic expenses and general and administrative expenses need to be combined for the three and nine months ended September 30, 1996 to be compared to general and administrative expenses for the prior year comparable periods.

Comparison of the Third Quarter and Nine Months Ended September 30, 1996 and the Third Quarter and Nine Months Ended September 30, 1995

The company entered into management agreements with five practices in the first nine months of 1995 and twelve practices in the first nine months of 1996, the results of which are included in the Company's operating results from the dates of affiliation. Changes in the results of operations from the third quarter and first nine months of 1995 to the third quarter and first nine months of 1996 were caused primarily by affiliations with these additional practices.

Revenue

Revenue for the third quarter ended September 30, 1996 increased $2.0 million or 90% over the comparable prior year period. Revenue for the first nine months ended September 30, 1996 increased $6.0 million or 100% over the comparable
prior year period.   Substantially all of these increases were attributable to
the addition of new practices.

                         Medical Asset Management, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Clinic and general and administrative expenses

Clinic and general and administrative expenses, which on a combined basis include both clinic and corporate non-salary operating expenses for the third quarter ended September 30, 1996, increased by $801,000 or 41% over the
comparable prior year period.   The same expenses for the nine months ended
September 30, 1996 increased by $3.9 million or 86% over the comparable prior year period. Substantially all of these increases were attributable to the addition of new practices.

Salaries

Salaries consist of the cost of corporate management and operations and development personnel. For the third quarter ended September 30, 1996, salaries increased by $265,000 or 304% over the comparable prior year period. Salaries for the nine months ended September 30, 1996 increased by $662,000 or 253% over
the comparable prior year period.   These increases were caused by additional
staff required to support the Company's rapid growth.

Depreciation and Amortization

Depreciation and amortization expenses for the third quarter ended September 30, 1996 increased $67,000 or 183% over the comparable prior year period, and year-to-date increased $275,000 or 239% over the comparable prior year period. These increases were primarily the result of the Company's including the value of all shares to be issued in future periods under its management agreements in the cost of the acquired management agreements.

Interest

Net interest expense for the nine months ended September 30, 1996 increased $26,000 or 19% over the comparable prior year period. The increase was primarily attributable to interest paid on the Company's Convertible Subordinated Debentures issued in 1995.

Income Taxes

Income taxes result from the taxable income earned by the Company. The Company records a provision for taxes on income using the liability method of accounting in accordance with SFAS No. 109.

                         Medical Asset Management, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources

The Company requires capital primarily to obtain management agreements with, and to purchase the nonmedical assets of additional medical practices pursuant to its business plan. From its incorporation through September 30, 1996, the Company has entered into management agreements with 32 medical practices. To fund this rapid growth and development, the Company has satisfied its transaction and working capital needs through private placements of common stock and convertible debt and borrowings under a Credit Facility with Northern Trust Bank of Arizona. To fund its operations, the Company relies primarily on management fees received from its affiliated physician practices. Cash derived from operations was $1.6 million for the first nine months of 1996, an increase of $1.5 million over the comparable period of 1995. The increase is due primarily to the increase in the number of medical practices affiliated with the Company since September 30, 1995.

A private placement of common stock which closed on May 31, 1996 raised $8,000,000 in gross proceeds, which, net of offering expenses, yielded the Company $7,165,000. From the net proceeds the Company paid approximately $1,500,000 to retire short term debt consisting of notes due to practices and clinics for the acquisition of receivables and other assets in prior transactions.

The Company has a loan agreement and revolving credit/term facility (Credit Facility) with Northern Trust Bank of Arizona, N.A., under which the Company can borrow up to $2,500,000. On September 30, 1996, the Company had an outstanding balance of $800,000 under the credit facility.

As of September 30, 1996, the Company had working capital of $10.5 million and cash of $4.8 million. The Company currently expects that its principal use of funds in the near future will be in connection with anticipated transactions with affiliated physician groups and the related purchase of property, plant and equipment. The Company believes that its existing cash resources, the use of the Company's common stock as partial consideration for new acquisitions, together with the net proceeds from the contemplated offering of additional common stock by the Company for cash, will be sufficient to meet the Company's anticipated acquisition, expansion and working capital needs for the foreseeable future. The Company may raise capital through the issuance of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions, at such times and terms as management deems appropriate and the market allows. To the extent that the Company is unable to raise needed levels of funding through sales of shares, the Company's business plan may need to be curtailed within available resources.

                         Medical Asset Management, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


PART 2 -- OTHER INFORMATION

Item 1 -- Legal Proceedings

There has been no material change in legal proceedings from that reported on the Form 10-KSB for the year ended December 31, 1995.

Item 2 -- Changes in Securities

There have been no changes in the rights, preferences or privileges of any security of the Company during the third quarter of 1996.

Item 3 -- Defaults Upon Senior Securities

There have been no defaults on any senior security during the third quarter of 1996.

Item 4 -- Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders during the third quarter of 1996.

Item 5 -- Other Information

The Company is advised that the Securities and Exchange Commission is conducting an investigation of persons the Company may have done business with in the past. The status of the investigation is unknown.

Item 6 -- Exhibits and Reports on Form 8-K

During the third quarter of 1996 the Company filed no reports on Form 8-K.

SIGNATURE


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL ASSET MANAGEMENT, INC.



Dated:
       ---------------------------------



By:  /s/ John Regan
     -----------------------------------
     John Regan, President