Form 10QSB/A
period 1996-03-31
MEDICAL ASSET MANAGEMENT INC
filed 1996-12-30
CIK 861822

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10 - QSB\A


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

                        Medical Asset Management, Inc.
                                Form 10 - QSB\A
                                March 31, 1996

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

                        MEDICAL ASSET MANAGEMENT, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                            MARCH 31,
                                          1996 RESTATED
                                          -------------
ASSETS
CURRENT ASSETS
  Cash                                     $   169,490
  Accounts receivable                        6,081,321
  Management fee receivable                  1,094,350
  Notes receivable                              99,841
  Other assets                                  15,842
                                           -----------
                                             7,460,844
                                           -----------

PROPERTY, PLANT AND EQUIPMENT, NET             772,385

FRANCHISE FEES, NET                            889,900

ACQUIRED MANAGEMENT AGREEMENTS, NET          7,503,343
                                           -----------
                                             9,165,628
                                           -----------
TOTAL ASSETS                               $16,626,472
                                           -----------
                                           -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

  Capital lease obligations                $    19,000
  Notes payable, shareholders                  186,910
  Payroll taxes payable                         92,012
  Accrued liabilities                          314,219
  Accrued income taxes payable               1,147,771
  Current portion - long term debt           1,292,511
                                           -----------
                                             3,052,423
                                           -----------

LONG TERM DEBT:
  Long term debt, less current portion         341,400
  Obligations under capital lease, less
  current portion                               65,100
  Convertible subordinated debt                773,524
                                           -----------
                                             1,180,024
                                           -----------

SHAREHOLDERS' EQUITY
  Preferred stock -$.001 par value;
    10,000,000 shares authorized;
  Class A-3,000,000 shares issued,
    3,000,000 outstanding                        3,000
  Common stock -$.001 par value;
    50,000,000 shares authorized;
    11,423,327 outstanding                      11,325
  Common stock to be issued,
    1,208,708 shares                         5,437,781
  Additional paid-in capital                 6,184,835
  Unearned Remuneration                     (1,216,470)
  Retained Earnings                          1,973,554
                                           -----------
                                            12,394,025
                                           -----------
TOTAL LIABILITIES AND EQUITY               $16,626,472
                                           -----------
                                           -----------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       MEDICAL ASSET MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                     1996 RESTATED  1995 RESTATED
                                                     -------------  -------------
NET REVENUE                                            $3,533,473    $1,519,461
                                                       ----------    ----------

EXPENSES
 Salaries                                                 981,022       479,452
 Clinic and general and administrative                  1,742,247       589,576
 Depreciation and amortization                             87,197        43,870
 Interest                                                  76,560
                                                       ----------    ----------
                                                        2,887,026     1,112,898
                                                       ----------    ----------

NET INCOME BEFORE INCOME TAXES                            646,447       406,563

PROVISION FOR INCOME TAXES                                291,883       185,551
                                                       ----------    ----------

NET INCOME                                               $354,564    $  221,012
                                                       ----------    ----------
                                                       ----------    ----------

WEIGHTED-AVERAGE NUMBER OF COMMON STOCK
AND COMMON STOCK EQUIVALENTS                           12,173,027     9,894,656
                                                       ----------    ----------
                                                       ----------    ----------

INCOME PER PRIMARY COMMON SHARE                             $0.03         $0.02
                                                       ----------    ----------
                                                       ----------    ----------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       MEDICAL ASSET MANAGEMENT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------
                                                      1996 RESTATED   1995 RESTATED
                                                      -------------   -------------
Net income                                            $  354,564      $ 221,012
Adjustments to reconcile net income to
 net cash provided by operating activities
 Depreciation and amortization                            87,197         43,870
Cash provided net of effects of
 medical transactions, by changes in:
 Accounts receivable                                    (867,521)       (79,579)
 Management fee receivable                              (180,550)       (21,660)
 Other assets                                                117            (75)
 Accrued liabilities                                     277,912         25,178
                                                       ---------      ---------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                   (328,281)       188,746

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property, plant and equipment            (28,475)       (18,285)
 Net payments in medical practice transactions          (117,863)
                                                       ---------      ---------

NET CASH USED IN
 INVESTING ACTIVITIES                                   (146,338)       (18,285)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of indebtedness                               205,435       (196,796)
 Sale of common stock                                    306,774         63,743
                                                       ---------      ---------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                    512,209       (133,053)

NET INCREASE (DECREASE) IN CASH                           37,590         37,408

CASH, AT THE BEGINNING OF THE YEAR                       131,900         50,400
                                                       ---------      ---------

CASH, AT END OF PERIOD                                 $ 169,490      $  87,808
                                                       ---------      ---------
                                                       ---------      ---------

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        Medical Asset Management, Inc.
                  Notes to Consolidated Financial Statements
                                March 31, 1996
                                  (Unaudited)

Note 1 -- Basis of Presentation and Restatement

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements in this report reflect normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim period presented. To conform to the presentation for the three months ended September 30, 1996, the contractual allocation of revenues to medical-owner(s) of clinics and practices managed by the Company has been reclassified as a reduction of net revenues in the three months ended March 31, 1995. Previously, these contractual allocations were reported as consulting fees. This reclassification had no effect on net income for any period presented.

During the third quarter of 1996, it was determined that the Company had incorrectly accounted for contingent stock committed to be issued in future years under management agreements acquired in 1994 as purchase price adjustments rather than compensation expense as required by generally accepted accounting principles. The Company continues to account for nonforfeitable stock committed to be issued for management agreements acquired in 1995 and 1996 as a component of their purchase price. This intangible asset is amortized over 25 years or the life of the agreement. Both nonforfeitable and contingent common stock committed to be issued in future periods is shown as a separate component in shareholders equity in accordance with generally accepted accounting principles. These amounts were previously reported as unissued shares. The unearned remuneration associated with contingent shares is also shown as a reduction of equity. The following schedule summarizes the effect of restating the Company's 1995 and 1996 financial statements:

                        Medical Asset Management, Inc.
                  Notes to Consolidated Financial Statements
                                March 31, 1996
                                  (Unaudited)

                                              NET INCOME     SHAREHOLDER'S
                               NET INCOME     PER SHARE         EQUITY
                               ----------     ---------      -------------
FISCAL 1996
-----------
Quarter ended March 31:
As previously reported         $496,598           .05         $ 6,892,695
Adjustment                     (142,034)         (.02)          5,501,330
As presented herein             354,564           .03          12,394,025

FISCAL 1995
-----------
Quarter ended March 31:
As previously reported         $291,945         $0.03         $ 3,012,765
Adjustment                      (70,933)                          628,510
As presented herein             221,012          0.02           3,641,275



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

                        Medical Asset Management, Inc.
                  Notes to Consolidated Financial Statements
                                March 31, 1996
                                  (Unaudited)


Note 2 -- Medical Service Revenue

Medical service revenue for services to patients by clinics and practices affiliated with the Company is recorded when services are rendered based upon established or negotiated charges reduced by contractual adjustments and allowances for doubtful accounts. Differences between estimated contractual adjustments and final settlements are reported in the period when final settlements are determined. Medical service revenue of the affiliated clinics and practices is also reduced by the contractual amounts retained by the medical groups to arrive at the Company's revenue shown on its income statement.

The following presents the amounts included in the determination of the Company's net revenue (in thousands):

                                     Three Months
                                    Ended March 31
                                 ---------------------
                                  1996           1995
                                 ------         ------

Medical service revenue          $5,450         $2,549
Amounts retained by
  medical groups                  1,917          1,030
                                 ------         ------

Net Revenue                      $3,533         $1,519
                                 ------         ------
                                 ------         ------

Number of management
  service agreements at end
  of period                          23             11


Note 3 --  Medical Practice Transactions

During the first three months of 1996, the Company acquired certain non-medical assets of and entered into long-term management service agreements with five medical practices. The transactions have been accounted for as asset purchases. The following presents the aggregate consideration required to complete those transactions (in thousands):

                        Medical Asset Management, Inc.
                  Notes to Consolidated Financial Statements
                                March 31, 1996
                                  (Unaudited)


                                        Three Months
                                       Ended March 31
                                   ---------------------
                                    1996            1995
                                   ------           ----
Cash and transaction costs         $  118            -0-
Issuance of notes                     497             91
Common stock                        2,381            625
(Include shares to be issued)

The Company is currently committed to issue shares of Common Stock pursuant to completed acquisition transactions as follows: 38,345 shares in 1996; 302,177 shares in 1997; 302,177 shares in 1998; 302,177 shares in 1999; and 263,832 shares in 2000. Although such shares are not issued or outstanding for legal purposes, such shares are nonforfeitable and considered as outstanding for per share calculations.

The accompanying unaudited consolidated financial statements include the results of operations from the Company's management service agreements from their respective effective dates. The following unaudited proforma information presents the results of operations for the three months ended March 31, 1995, assuming all 1995 and 1996 transactions were consummated on January 1, 1995 and for the three months ended March 31, 1996 assuming all 1996 transactions were consummated January 1, 1996. Such proforma information is based on the historical financial information of the medical practices and does not include operational or other changes which might have been effected pursuant to the Company's management of the nonmedical aspects of such practices. The proforma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands, except share amounts):

                          Three Months Ended March 31
                          ---------------------------
                             1996           1995
                            ---------------------
Revenue                     $3,909         $2,074
Net income                     450            248
Net income per share          0.04           0.03

                        Medical Asset Management, Inc.
                  Notes to Consolidated Financial Statements
                                March 31, 1996
                                  (Unaudited)

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

During the first quarter of 1996, the Company raised $306,774 through a private placement through the sale of 183,352 shares of the Company's stock.


Note 5 -- Net Income Per Share

The computation of net income per share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the periods in accordance with the requirements of the Securities and Exchange Commission (SEC). Fully diluted net income per share has not been presented because it does not differ materially from the primary per share computations.

The following table summarizes the determination of shares used in per share calculations (in thousands):

                                           Three Months
                                          Ended March 31
                                         1996          1995
                                         ------------------

Outstanding at end of period
  Common Stock                          11,737        9,840
  Common Stock to be issued              1,055          153
                                       -------        -----

                                        12,792        9,993
Effect of weighting                       (619)         (98)
                                       -------        -----
Shares used in per share
  calculations                          12,173        9,895
                                       -------        -----
                                       -------        -----

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

Results of Operations

Since June of 1994 when the Company completed its recapitalization as a public company, it has grown from managing three affiliated physicians in one state to 45 affiliated physicians and 23 practices in four states as of March 31, 1996. For the first three months of 1995, four of the Company's affiliated practices each contributed more than 10% of the Company's revenue. For the first three months of 1996, only one of the Company's affiliated practices contributed more than 10% of the Company's revenue and that clinic contributed 25% of total revenue in that period. For the first three months of 1995, the payor mix of medical practice revenue, expressed as a percentage, was 35% for Medicare and Medicaid, 30% for managed care and 35% for private insurance and other payors. For the first three months of 1996, the payor mix of medical practice revenue was 35% for Medicare and Medicaid, 35% for managed care and 30% for private insurance and other payers. As a result of the Company's rapid growth, the Company's limited period of affiliation with the physician practices and the different payor and patient mixes of the practices, the Company does not believe that the period-to-period comparisons and percentage relationships within periods are fully meaningful at this time.

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

                        Medical Asset Management, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                                Three Months
                                               Ended March 31
                                             1996           1995
                                             -------------------

Revenue                                      100.0%       100.0%

Operating expenses:
Salaries                                      27.8%        31.6%
Clinic and general and administrative         49.3%        38.8%
Depreciation and amortization                  2.5%         2.9%
Interest                                       2.2%
                                             -----        -----

Income before income taxes                    18.3%        26.8%
Income taxes                                   8.3%        12,2%
                                             -----        -----

Net income                                    10.0%        14.5%
                                             -----        -----
                                             -----        -----


Comparison of the Three Months Ended March 31, 1996 and the Three Months Ended March 31, 1995

The company entered into management agreements with two practices in the first three months of 1995 and five practices in the first three months of 1996, the results of which are included in the Company's operating results from the dates of affiliation. Changes in the results of operations from the first three months of 1995 to the first three months of 1996 were caused primarily by additional practices that the Company entered into management agreements with in 1995.

Revenue

Revenue for the three months ended March 31, 1996 increased $2.0 million or 133% over the comparable prior year period. Substantially all of the increase was attributable to the addition of new practices subsequent to March 31, 1995 which are included in the results for the three months ended March 31, 1996.

                        Medical Asset Management, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Clinic and general and administrative expenses

Clinic and general and administrative expenses, which on a combined basis include both clinic and corporate operating expenses for the three months ended March 31, 1996, increased by $1,153,000 or 196% over the comparable prior year period. Substantially all of the increase was attributable to the addition of new practices and growth in the corporate staff to support continued expansion.

Salaries

Salaries consist of the cost of corporate management and operations and development personnel. For the three months ended March 31, 1996, salaries increased by $502,000 or 105% over the comparable prior year period. The increase was caused by additional staff required to support the Company's rapid growth.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 1996 increased $43,300 or 99% over the comparable prior year period. The increase was primarily the result of amortization of additional intangible assets acquired during 1995.

Interest

Interest expense for the three months ended March 31, 1996 increased $76,600 or 100% over the comparable prior year period. The increase was primarily attributable to interest paid on the Company's Convertible Subordinated Debentures issued in 1995.

                        Medical Asset Management, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity and Capital Resources

The Company requires capital primarily to obtain management agreements with, and to purchase the nonmedical assets of additional medical practices pursuant to its business plan. From its incorporation through March 31, 1996, the Company has entered into management agreements with 23 medical practices. To fund this rapid growth and development, the Company has satisfied its transaction and working capital needs through private placements of common stock and debt. To fund its operations, the Company relies primarily on management fees received from its affiliated physician practices. The Company had net cash used in Operations of $328,000 for the three months ended March 31, 1996, primarily as a result of a $867,000 increase in accounts receivable. The increase in accounts receivable was as a result of the company entering into agreements with five practices during the three months ended March 31, 1996. Cash flow from Operations was $189,000 for the comparable prior year period.

As of March 31, 1996, the Company had working capital of approximately $3.6 million and cash of approximately $169,000. The Company currently expects that its principal use of funds in the near future will be in connection with anticipated transactions with affiliated physician groups and the related purchase of property, plant and equipment. The Company believes that its existing cash resources, the use of the Company's common stock as partial consideration for new acquisitions, together with the net proceeds from the contemplated offering of additional common stock by the Company for cash, will be sufficient to meet the Company's anticipated acquisition, expansion and working capital needs for the foreseeable future. The Company may raise capital through the issuance of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions, at such times and terms as management deems appropriate and the market allows. To the extent that the Company is unable to raise needed levels of funding through sales of shares, the Company's business plan may need to be curtailed within available resources.

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

There have been no defaults on any senior security during the first quarter of 1996.

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

During the first quarter of 1996 the Company filed no reports on Form 8-K.

                                   SIGNATURE

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL ASSET MANAGEMENT, INC.



Dated:
       -----------------------------



By: /s/ John Regan
    --------------------------------
         John Regan, President