Form 10QSB/A
period 1996-06-30
MEDICAL ASSET MANAGEMENT INC
filed 1996-12-30
CIK 861822

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                             FORM 10 - QSB\A


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                         COMMISSION FILE NO. 0-27236



                       MEDICAL ASSET MANAGEMENT, INC.


      A DELAWARE CORPORATION                       EIN: 33 - 0359976


                        4447 E. BROADWAY, SUITE 102
                           MESA, ARIZONA  85206

                         TELEPHONE: 602-830-7414


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X        No
                                            -----         -----

As of November 15, 1996, 13,473,374 shares of the registrant's common stock were issued and outstanding.

                       Medical Asset Management, Inc.
                              Form 10 - QSB\A
                               June 30, 1996

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

                             MEDICAL ASSET MANAGEMENT, INC.
                              CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)


                                                                 JUNE 30,
                                                              1996 RESTATED
                                                              -------------
     ASSETS
     CURRENT ASSETS
     Cash                                                      $ 5,841,022
     Accounts receivable                                         7,652,911
     Management fee receivable                                   1,187,350
     Prepaid expenses                                               99,841
     Notes receivable                                              266,123
     Other assets                                                   48,486
                                                               -----------
                                                                15,095,733
                                                               -----------

     PROPERTY, PLANT AND EQUIPMENT, NET                          1,390,281

     FRANCHISE FEES, NET                                           877,800

     ACQUIRED MANAGEMENT AGREEMENTS, NET                        10,436,578
                                                               -----------
                                                                12,704,659
                                                               -----------
     TOTAL ASSETS                                              $27,800,392
                                                               -----------
                                                               -----------

     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:

     Capital lease obligations                                 $    19,000
     Notes payable, shareholders                                   121,910
     Payroll taxes payable                                          30,000
     Accrued liabilities                                           342,674
     Accrued income taxes payable                                1,455,104
     Current portion - long term debt                            1,501,026
                                                               -----------
                                                                 3,469,714
                                                               -----------
     LONG TERM DEBT:
     Long term debt, less current portion                          341,400
     Obligations under capital lease, less
     current portion                                                65,100
     Convertible subordinated debt                                 796,524
                                                               -----------
                                                                 1,203,024
                                                               -----------
     SHAREHOLDERS' EQUITY
     Preferred stock -$.001 par value;
     10,000,000 shares authorized;

     Class A-3,000,000 shares issued,
     3,000,000 outstanding                                           3,000
     Common stock -$.001 par value;
     50,000,000 shares authorized;
     13,856,237 outstanding                                         13,733
     Common stock to be issued,
     1,803,892                                                   7,739,777
     Additional paid-in capital                                 14,149,657
     Unearned Remuneration                                      (1,137,730)
     Retained Earnings                                           2,359,217
                                                               -----------
                                                                23,127,654
                                                               -----------
     TOTAL LIABILITIES AND EQUITY                              $27,800,392
                                                               -----------
                                                               -----------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                     MEDICAL ASSET MANAGEMENT, INC.
                   CONSOLIDATED  STATEMENTS OF INCOME
                            (UNAUDITED)

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                           1996 RESTATED  1995 RESTATED  1996 RESTATED  1995 RESTATED
                                           -------------  -------------  -------------  -------------
NET REVENUE                                  $4,212,307     $2,118,033     $7,745,780     $3,637,494
                                             ----------     ----------     ----------     ----------

  Salaries                                    1,109,953        353,641      2,090,975        833,093
  Clinic and general and administrative       2,218,014      1,402,419      3,960,261      1,991,995
  Depreciation and amortization                 132,160         47,607        219,357         91,477
  Interest                                       59,184                       135,744
                                             ----------     ----------     ----------     ----------
                                              3,519,311      1,803,667      6,406,337      2,916,565
                                             ----------     ----------     ----------     ----------

NET INCOME BEFORE INCOME TAXES                  692,996        314,366      1,339,443        720,929

PROVISION FOR INCOME TAXES                      307,333        144,378        599,216        329,929
                                             ----------     ----------     ----------     ----------

NET INCOME                                     $385,663       $169,988       $740,227      $391,000
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

WEIGHTED-AVERAGE NUMBER OF COMMON STOCK
AND COMMON STOCK EQUIVALENTS                 12,259,877     10,018,102     12,557,877     10,073,879
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------
INCOME PER PRIMARY COMMON SHARE                   $0.03          $0.02          $0.06         $0.04
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                     MEDICAL ASSET MANAGEMENT, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                              (UNAUDITED)

                                                SIX MONTHS ENDED JUNE 30,
                                               1996 RESTATED  1995 RESTATED
                                                 ----------      -------
Net income                                         $740,227     $391,000
Adjustments to reconcile net income to
net cash provided by operating activities
  Depreciation and amortization                     219,357       91,477
Cash provided net of effects of
medical transactions, by changes in:
  Accounts receivable                            (2,439,111)    (396,985)
  Management fee receivable                        (273,550)    (141,609)
  Other assets                                     (298,650)    (248,447)
  Accrued liabilities                               486,688      206,024
                                                 ----------      -------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                             (1,565,039)     (98,540)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, plant and equipment     (234,247)     (40,962)
  Net payments in medical practice transactions    (576,806)
                                                 ----------      -------

NET CASH USED IN INVESTING ACTIVITIES              (811,053)     (40,962)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of indebtedness                         436,950      131,000
  Sale of common stock                            7,648,264       49,882
                                                 ----------      -------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                              8,085,214      180,882

NET INCREASE (DECREASE) IN CASH                   5,709,122       41,380

CASH, AT THE BEGINNING OF THE YEAR                  131,900       50,400
                                                 ----------      -------

CASH, AT END OF PERIOD                           $5,841,022      $91,780
                                                 ----------      -------
                                                 ----------      -------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        Medical Asset Management, Inc.
                  Notes to Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)

Note 1 -- Basis of Presentation and Restatement

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements in this report reflect normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim period presented. To conform to the presentation for the three months ended September 30, 1996, the contractual allocation of revenues to medical-owner(s) of clinics and practices managed by the Company has been reclassified as a reduction of net revenues in the six months ended June 30, 1996 and the three and six months ended June 30, 1995. Previously, these contractual allocations were reported as consulting fees. This reclassification had no effect on net income for any period presented.

During the third quarter of 1996, it was determined that the Company had incorrectly accounted for contingent stock committed to be issued in future years under management agreements acquired in 1994 as purchase price adjustments rather than compensation expense as required by generally accepted accounting principles. The Company continues to account for nonforfeitable stock committed to be issued for management agreements acquired in 1995 and 1996 as a component of their purchase price. This intangible asset is amortized over 25 years or the life of the agreement, whichever is shorter. Both nonforfeitable and contingent common stock committed to be issued in future periods is shown as a separate component in shareholders equity in accordance with generally accepted accounting principles. These amounts were previously reported as unissued shares. The unearned remuneration associated with contingent shares is also shown as a reduction of equity. The following schedule summarizes the effect of restating the Company's 1995 and 1996 financial statements:

                        Medical Asset Management, Inc.
                  Notes to Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)

                                NET INCOME  NET INCOME  SHAREHOLDER'S
                                            PER SHARE      EQUITY
                                ----------  ----------  -------------
FISCAL 1996

Quarter ended March 31:
As previously reported          $ 478,598      0.05      $ 6,892,695
Adjustment                       (124,034)     0.02        5,501,330
As presented herein               354,564      0.03       12,394,025

Quarter ended June 30:
As previously reported            525,297      0.03       14,693,595
Adjustment                       (139,634)      -0-        8,434,059
As presented herein               385,063      0.03       23,127,654

FISCAL 1995

Quarter ended March 31:
As previously reported          $ 291,945     $0.03      $ 3,012,765
Adjustment                        (70,933)     0.01          628,510
As presented herein               221,012      0.02        3,641,275

Quarter ended June 30:
As previously reported            252,798      0.02        3,312,590
Adjustment                        (82,821)     0.01        1,251,213
As presented herein               169,988      0.01        4,563,803

Quarter ended September 30:
As previously reported            157,749      0.01        4,582,043
Adjustment                        (88,749)      -0-        1,868,257
As presented herein                69,000      0.01        6,450,300


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

                        Medical Asset Management, Inc.
                  Notes to Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)

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

The following presents the amounts included in the determination of the Company's net revenue (in thousands):

                                    Three Months       Six months
                                   Ended June 30      Ended June 30
                                  ----------------   -----------------
                                   1996      1995     1996      1995
                                  ------    ------    ------    ------

Medical service revenue           $6,477    $3,178   $11,927    $5,727
Amounts retained by
  medical groups                   2,265     1,060     4,182     2,090
                                  ------    ------    ------    ------

Net Revenue                       $4,212    $2,118    $7,745    $3,637
                                  ------    ------    ------    ------
                                  ------    ------    ------    ------

Number of management
  service agreements at end
  of period                           27        12        27        12


Note 3 --  Medical Practice Transactions

During the first six months of 1996, the Company acquired certain non-medical assets of and entered into long-term management service agreements with nine
medical practices.   The transactions have been accounted for as asset
purchases. The following presents the aggregate consideration required to complete those transactions (in thousands):

                        Medical Asset Management, Inc.
                  Notes to Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)

                                    Three Months        Six months
                                   Ended June 30       Ended June 30
                                   1996       1995     1996      1995
                                  ----------------    ---------------

Cash and transaction costs        $  459       -0-    $  577    $  -0-
Issuance of notes                    479        68       976       159
Common stock                       2,331       625     4,712     1,250
(Include shares to be issued)


The Company is currently committed to issue shares of Common Stock pursuant to completed acquisition transactions as follows: 81,710 shares in 1996; 450,973 shares in 1997; 450,973 shares in 1998; 450,973 shares in 1999; and 369,263 shares in 2000. Although such shares are not issued or outstanding for legal purposes, such shares are nonforfeitable and considered as outstanding for per share calculations.

The accompanying unaudited consolidated financial statements include the results of operations from the Company's management service agreements from their respective effective dates. The following unaudited proforma information presents the results of operations for the six months ended June 30, 1995, assuming all 1995 and 1996 transactions were consummated on January 1, 1995 and for the six months ended June 30, 1996 assuming all 1996 transactions were consummated January 1, 1996. Such proforma information is based on the historical financial information of the medical practices and does not include operational or other changes which might have been effected pursuant to the Company's management of the nonmedical aspects of such practices. The proforma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands, except share amounts):

                            Six months Ended June 30
                                1996          1995
                            ------------------------

Revenue                       $10,300        $ 6,790
Net income                      1,185            795
Net income per share             0.09           0.08

                        Medical Asset Management, Inc.
                  Notes to Consolidated Financial Statements
                                June 30, 1996
                                 (Unaudited)

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

The following table summarizes the determination of shares used in per share calculations (in thousands):

                                       Three Months           Six months
                                      Ended June 30          Ended June 30
                                    1996        1995        1996       1995
                                   ------      ------      ------     ------

Outstanding at end of period
  Common Stock                     11,898       9,957      11,898      9,957
  Common Stock to be issued           902         153       1,650        307
                                   ------      ------      ------     ------

                                   12,800      10,110      13,548     10,264
Effect of weighting                  (541)        (92)       (990)      (190)
                                   ------      ------      ------     ------
Shares used in per share
  calculations                     12,259      10,018      12,558     10,074
                                   ------      ------      ------     ------

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

Results of Operations

Since June of 1994 when the Company completed its recapitalization as a public company, it has grown from managing three affiliated physicians in one state to 54 affiliated physicians and 27 practices in six states as of June 30, 1996.
For the first six months of 1995, four of the Company's affiliated practices each contributed more than 10% of the Company's revenue. For the first six months of 1996, only one of the Company's affiliated practices contributed more than 10% of the Company's revenue and that clinic contributed 25% of total revenue in that period. For the first six months of 1995, the payor mix of medical practice revenue, expressed as a percentage, was 35% for Medicare and Medicaid, 30% for managed care and 35% for private insurance and other payors. For the first six months of 1996, the payor mix of medical practice revenue was 35% for Medicare and Medicaid, 40% for managed care and 25% for private insurance and other payers. As a result of the Company's rapid growth, the Company's limited period of affiliation with the physician practices and the different payor and patient mixes of the practices, the Company does not believe that the period-to-period comparisons and percentage relationships within periods are fully meaningful at this time.

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

                        Medical Asset Management, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                          Three Months        Six months
                                         Ended June 30       Ended June 30
                                        1996      1995      1996      1995
                                       -----     -----     -----     -----

Revenue                                100.0%    100.0%    100.0%    100.0%

Operating expenses:
Salaries                                26.3%     16.7%     27.0%     22.9%
Clinic and general and administrative   52.6%     66.3%     51.1%     54.8%
Depreciation and amortization            3.2%      2.2%      2.8%      2.5%
Interest                                 1.4%                1.8%
                                       -----     -----     -----     -----

Income before income taxes              16.5%     14.8%     17.3%     19.8%
Income taxes                             7.3%      6.8%      7.7%      9.0%
                                       -----     -----     -----     -----

Net income                               9.2%      8.0%      9.6%     10.8%
                                       -----     -----     -----     -----
                                       -----     -----     -----     -----

Comparison of the Second Quarter and Six months Ended June 30, 1996 and the Second Quarter and Six months Ended June 30, 1995

The company entered into management agreements with three practices in the first six months of 1995 and nine practices in the first six months of 1996, the results of which are included in the Company's operating results from the dates of affiliation. Changes in the results of operations from the second quarter and first six months of 1995 to the second quarter and first six months of 1996 were caused primarily by affiliations with these additional practices.

Revenue

Revenue for the second quarter ended June 30, 1996 increased $2.1 million or 99% over the comparable prior year period. Revenue for the first six months ended June 30, 1996 increased $4.1 million or 113% over the comparable prior year
period.   Substantially all of these increases were attributable to the addition of new practices.

                          Medical Asset Management, Inc.
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

Clinic and general and administrative expenses

Clinic and general and administrative expenses, which on a combined basis include both clinic and corporate operating expenses for the second quarter ended June 30, 1996, increased by $815,600 or 58% over the comparable prior year
period.   The same expenses for the six months ended June 30, 1996 increased by
$2.0 million or 99% over the comparable prior year period. Substantially all of these increases were attributable to the addition of new practices.

Salaries

Salaries consist of the cost of corporate management and operations and development personnel. For the second quarter ended June 30, 1996, salaries increased by $756,300 or 214% over the comparable prior year period. Salaries for the six months ended June 30, 1996 increased by $1,257,900 or 151% over the
comparable prior year period.   These increases were caused by additional staff
required to support the Company's rapid growth.

Depreciation and Amortization

Depreciation and amortization expenses for the second quarter ended June 30, 1996 increased $84,600 or 178% over the comparable prior year period, and year-to-date increased $127,900 or 140% over the comparable prior year period. These increases were primarily the result of the amortization of additional intangible assets acquired in 1996.

Interest

Interest expense for the three and six months ended June 30, 1996 increased $59,184 and $135,700, respectively, which represents an increase of 100% over the comparable prior year periods. The increase was primarily attributable to interest paid on the Company's Convertible Subordinated Debentures issued in 1995.

                         Medical Asset Management, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company requires capital primarily to obtain management agreements with, and to purchase the nonmedical assets of additional medical practices pursuant to its business plan. From its incorporation through June 30, 1996, the Company has entered into management agreements with 27 medical practices. To fund this rapid growth and development, the Company has satisfied its transaction and working capital needs through private placements of common stock and debt. To fund its operations, the Company relies primarily on management fees received from its affiliated physician practices. Cash used in operations was $1.6 million for the first six months of 1996, a use of $1.5 million over the comparable period of 1995, resulting primarily from a $2.0 million increase in the Company's accounts receivables.

A private placement of common stock which closed on May 31, 1996 raised $8,000,000 in gross proceeds, which, net of offering expenses, yielded the Company $7,165,000. From the net proceeds the Company paid approximately $1,500,000 to retire short term debt consisting of notes due to practices and clinics for the acquisition of receivables and other assets in prior transactions.

As of June 30, 1996, the Company had working capital of approximately $10.8 million and cash of approximately $5.8 million. The Company currently expects that its principal use of funds in the near future will be in connection with anticipated transactions with affiliated physician groups and the related purchase of property, plant and equipment. The Company believes that its existing cash resources, the use of the Company's common stock as partial consideration for new acquisitions, together with the net proceeds from the contemplated offering of additional common stock by the Company for cash, will be sufficient to meet the Company's anticipated acquisition, expansion and working capital needs for the foreseeable future. The Company may raise capital through the issuance of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions, at such times and terms as management deems appropriate and the market allows. To the extent that the Company is unable to raise needed levels of funding through sales of shares, the Company's business plan may need to be curtailed within available resources.

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

There have been no defaults on any senior security during the second quarter of 1996.

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

During the second quarter of 1996 the Company filed no reports on Form 8-K.

                               SIGNATURE


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEDICAL ASSET MANAGEMENT, INC.


Dated:
      -----------------------------



By:  \s\ John Regan
   --------------------------------
     John Regan, President