Form 10KSB40
period 1996-12-31
MEDICAL ASSET MANAGEMENT INC
filed 1997-03-31
CIK 861822

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB(*)

              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1996

            [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from ________ to ___________


                          COMMISSION FILE NO. 0-27236

                         MEDICAL ASSET MANAGEMENT, INC.
                 (Name of Small Business Issuer in its charter)

          Delaware                                           33-0359976
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

                          4447 E. Broadway, Suite 102
                              Mesa, Arizona 85206
                            Telephone: 602-830-7414
                               _________________


Securities to be registered under Section 12(b) of the Act:

Title of each class to                  Name of each exchange on which
be so registered                        each class to be registered

       N/A                                        N/A

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, par value $.001 per share

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [  ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB [X]

  State issuer's revenues for its most recent fiscal year:  $16,179,000.

  The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked prices of such stock as of March 17, 1997 was $31,622,378.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

  The number of shares of the issuer's common stock outstanding as of March 17, 1997, was 15,038,517.

                      DOCUMENTS INCORPORATED BY REFERENCE.

  The issuer incorporates by reference (i) portions of the issuer's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1997 into Part III of this report, (ii) the documents included as exhibits to the Form 10-SB (Amendment No. 5) filed February 14, 1997, (iii) the Form 8-K filed November 22, 1996, and (iv) the Form 8-K filed December 3, 1996.

  Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

(*) The information required by Items 6 and 7 and Exhibit 27 of Item 13 are the subject of a Form 12b-25 request to be filed on April 1, 1997, and, therefore, has been omitted from this Form 10-KSB.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

  COMPANY OVERVIEW.

  Medical Asset Management, Inc. (the "Company" or "MAM") is a physician practice management company that develops contractual affiliations with physician practices that provide for management by the Company and clinical autonomy for the physicians. As of December 31, 1996, the Company had developed equity affiliations with 33 physician practices having a total of 60 physicians in eight states. Pursuant to these equity affiliations, the Company has exchanged cash and its Common Stock for the ownership of the selected business assets of such practices and the right to manage such practices. Through its subsidiary, Healthcare Professional Management, Inc. ("HPM"), the Company also offers a full array of management services to affiliated physicians and other independent healthcare entities under long-term service contracts as a management service organization ("MSO"). As of December 31, 1996, the Company had long-term MSO contracts with three medical group practices having a total of 44 physicians in two states. HPM also provides management services on a consulting basis to over 300 physicians in Pennsylvania, West Virginia and Ohio.

  Under the Company's standard equity arrangements, physician affiliations are established through the exchange of cash and Common Stock of the Company for the ownership of selected business assets, pursuant to an asset purchase agreement, and the right to manage the practice, pursuant to a management service agreement. Although the amounts and terms of such arrangements are separately negotiated with each affiliated practice, the Company typically purchases the practice's accounts receivables and office equipment and enters into a 25-year management service agreement that provides for business administration, management of non-medical personnel, human resource management, reimbursement management, an integrated information system (including electronic patient records) and other daily operational systems. The Company's revenues under such agreements are derived from the medical service revenues generated by the physicians and consist of reimbursement of the practice's operating expenses, which include salaries and benefits for clerical personnel, and management fees, which are based primarily on a percentage of the practice's medical service revenue collected by the Company. On average, since 1994 the Company has earned management fees under its standard equity arrangements of between 5% and 10% of annual collected medical service revenues. Pursuant to these management service agreements, the physicians receive a negotiated, budgeted percentage of collected medical service revenues to cover the professional expenses of the practice, which include physicians' and nurse practitioners' salaries and benefits. Payments for these professional expenses have averaged between 35% and 55% of the annual collected medical service revenues.

  In addition, the Company, through HPM, provides services to medical practices through long-term service contracts without an equity component and consulting arrangements. Services provided under current long-term service contracts, which range from four to eight years in length, include billing and collections, accounting, human resource management, financial management and marketing. The Company's revenues under such contracts consist of management fees based on a percentage of the practice's medical service revenue collected by the Company. The percentage of the medical service revenue received as a management fee by the Company under its non-equity arrangements varies with the services provided to the particular affiliated practice. On average, in 1996 the Company received management fees under its non-equity long term service contracts of between 3% and 10% of the practice's collected medical service revenues. Services provided under consulting arrangements include practice management, accounting, tax preparation, employee benefits analysis and retirement and estate planning. In general, the Company is compensated under these consulting arrangements on a retainer basis.

  The Company's strategy is to develop physician-driven, integrated provider networks that deliver high quality, cost-effective health care in selected geographic markets. The Company believes that the keys to its continued growth will be its ability to expand its markets by entering into additional equity and non-equity management service affiliations with physician practices and by promoting the growth of such practices, by enhancing the operating efficiency and profits at such practices and by providing an integrated information system to such practices.

  As of December 31, 1996, officers, directors and physicians affiliated with the Company beneficially owned 10,388,798 shares, or 70.3%, of the Company's outstanding Common Stock. During the next four years, the number of shares beneficially owned by affiliated physicians is expected to increase to 3,577,244 shares, or 24.2%, of the Company's Common Stock, based on the number of shares currently outstanding and the future issuance of nonforfeitable shares to affiliated physicians pursuant to existing equity arrangements.

  BACKGROUND.

  The Company was incorporated in Delaware on January 23, 1986, under the name Eagle High Enterprises, Inc., to raise investor capital to fund the Company's acquisition of an existing business. From 1986 to June 1994, the Company engaged in a search for technologies, properties or businesses that had long term growth potential. Although the Company considered a number of proposed acquisition candidates, it never undertook an acquisition. The Company's activities during this period were largely funded from the proceeds of a limited offering of the Company's Common Stock.

  Recapitalization. In June, 1994, the Company entered into a stock exchange agreement with the shareholders of Medical Asset Management, Inc., a closely held Delaware corporation incorporated on May 12, 1989 ("Old MAM"), pursuant to which control of the Company was acquired by the shareholders of Old MAM. Old MAM had been engaged in the business of managing medical practices since 1991 and owned certain franchise rights under the name "Occu-Med." See "-- Occu-Med Franchises." In June 1994, Old MAM provided management services to three affiliated physicians in one state, which continue to be managed by the Company.

  In connection with this transaction, the shareholders of Old MAM transferred their business to the Company in exchange for 6,960,000 newly issued shares of the Company's Common Stock, which represented 80% of the then outstanding shares of the Company. The transaction between the Company and Old MAM was treated as a recapitalization of Old MAM, with Old MAM as the acquiror for accounting purposes, i.e. a reverse acquisition. As such, no revaluation of net assets was recorded. Pursuant to the recapitalization, the Company became the surviving entity, thus allowing the shareholders to take advantage of the already existing market for the Company's shares, and changed its name to "Medical Asset Management, Inc."

  Acquisitions and Recent Developments. Since June 1994, the Company has entered into equity arrangements with 32 medical practices having a total of 57 physicians, and has acquired HPM, a physician practice management company. In 1994, the Company entered into equity arrangements with 10 medical practices having a total of 12 physicians, as compared to six medical practices having a total of eight physicians in 1995 and 18 medical practices having a total of 39 physicians in 1996. In its largest acquisition to date, the Company in April 1996 purchased certain business assets of, and entered into a 25-year management service agreement with, OB-GYN Associates, P.C. ("OB-GYN") of Denver, Colorado, in exchange for $1,606,202 in cash and 730,000 shares of the Company's Common Stock. The Company believes that this medical group, consisting of nine OB/GYN physicians in four offices in the Rocky Mountain region, is the largest OB/GYN single-specialty medical group in the Rocky Mountain region. In general, the material terms of the management service agreement with OB-GYN are the same as those provided for in the Company's standard equity arrangements, i.e., the Company will provide OB-GYN with billing and management services for a term of 25 years in exchange for a minimum guaranteed management fee of 5% of OB-GYN's collected medical service revenues. The OB-GYN physician-owners are to receive 54% of the practice's collected medical service revenues to cover the professional expenses of the practice. However, unlike its standard equity arrangements, the Company does not recover its advances for capital expenditures until after it pays OB-GYN's professional expenses. Such advances are amortized as general overhead expenses. For financial information concerning OB-GYN, see "Index to Financial Information -- OB-GYN."

  Effective December 31, 1995, the Company acquired HPM, a physician practice management company located in Pittsburgh, Pennsylvania, in exchange for 433,332 shares of the Company's Common Stock. HPM has provided management services to physician practices for over 35 years and currently provides such services on a long-term contractual as well as a consulting basis to physicians in Pennsylvania, Ohio and West Virginia.

   The Company is currently negotiating with a number of physicians to enter into equity arrangements and/or non-equity long-term management services contracts. There can be no assurance that any of these potential contractual affiliations will be completed.

  HEALTH CARE INDUSTRY OVERVIEW.

  Concerns over the accelerating cost of health care have resulted in the increasing prominence of managed care over traditional fee-for-service medicine. As managed care penetrates a larger number of geographic markets, managed care organizations ("MCOs") and health care providers confront pressures to provide high quality health care in a cost-effective manner. Employer groups have begun to bargain as consumers of health care in an effort to reduce premiums and achieve greater accountability of MCOs and health care providers with respect to accessibility, choice of provider, quality of care and other indicators of consumer satisfaction.

  The focus on cost containment has placed small to mid-sized physician groups and sole practitioners at a disadvantage. Such physician groups typically have higher operating costs because they often have little purchasing power with suppliers and lack the capital to purchase either new technologies that can improve quality and reduce costs or the cost accounting and quality management systems necessary to enter into sophisticated risk-sharing contracts with payors.

  In order to compete effectively, health care providers have sought to reorganize themselves into health care delivery systems that are better suited to the managed care environment. Primary care physicians have increasingly become the conduit for the delivery of medical care by acting as gatekeepers and directing referrals to certain specialists, hospitals, alternate-site facilities and diagnostic facilities. Many physicians are concluding that they must have control over the delivery and financial impact of a broader range of health care services through the acceptance of global capitation. Groups of independent physicians and medical groups are accordingly taking steps to assume responsibility and financial risk for integrated health care services. In brief, physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations that offer skilled and innovative management, sophisticated information systems and capital resources.

  COMPANY OPERATIONS.

  To meet payor demand for price competitive, quality services, the Company utilizes a market based approach, the goal of which is to establish a base of primary care physicians allied with specialty physicians into a network of providers serving a targeted geographic area. Affiliated primary care physicians currently include physicians in family practice, internal medicine, pediatrics and obstetrics/gynecology. Key specialties of affiliated physicians currently include orthopedics, cardiology, podiatry, nephrology, urology, surgery and oncology. The Company markets its physician affiliations to managed care and third-party payors, referring physicians and hospitals. Affiliated physicians also treat fee-for-service patients on a per-occurrence basis. After-hours care is available in several of the Company's clinics.

  Under the Company's standard equity arrangements, physician affiliations are established through the exchange of cash and Common Stock of the Company in amounts and on terms that are separately negotiated with each individual physician or practice group. This consideration is payable in installments over an agreed period of time, usually four years. The relationship between the Company and its affiliated physicians is set forth in asset purchase and management service agreements.

  Through the asset purchase agreement, the Company acquires the assets utilized in the practice and may also assume certain liabilities of the physician group. The assets to be acquired by the Company under the asset purchase agreement will vary, although all have involved the acquisition of certain selected business assets, such as desks, computers, typewriters or filing cabinets, and the majority have involved the acquisition of accounts receivable. The Company may also acquire the lease or fee interest of the physician-owners in the physical location of the practice. Of the practices currently under management by the Company, three have involved the acquisition of real property by the Company.

  Under the management service agreement, a physician group or sole practitioner delegates to the Company administrative, management and support functions required in connection with its or his medical practice. The management service agreements typically have terms of 25 years and provide the physicians with access to capital, management expertise, an integrated information system and managed care contracts negotiated by the Company, while enabling affiliated physicians to retain clinical control and autonomy through their professional corporations or similar entities. The Company also provides the medical group or physician with the equipment used in its medical practice, manages practice operations and employs substantially all of the practice's non-physician personnel, except for certain allied health professionals, such as nurse practitioners, physician assistants and physical therapists. The agreement provides that the affiliated professional corporation or entity will not compete with the Company. The Company does not, however, control the practice of medicine by physicians or compliance by them with licensure or certification requirements. The Company's affiliated physicians maintain full professional control over their medical practices, determine which physicians to hire or terminate and set their own standards of practice in order to promote quality health care.

  Under the Company's standard equity management service agreements, the Company collects the medical service revenues for its affiliated practices and distributes these collected revenues as provided for in the management service agreement, generally in a series of four steps. First, the Company uses this revenue to pay the operating expenses of the practice, which include salaries and benefits for receptionists and medical secretaries, billing and collection expenses, office supplies, real property, lease payments and property insurance expenses, and, if the Company's minimum guaranteed management fee is 5%, any advances made by the Company to the practice for capital expenditures for improvements or expansion of the practice. Second, the Company retains its minimum guaranteed management fee of between 5% and 7% as provided for in the particular management service agreement with the affiliated practice. For practices for which the Company provides a fully integrated information system, the minimum guaranteed management fee is 8% of the practice's collected medical service revenues. Third, the Company pays the physicians their negotiated, budgeted percentage of collected revenues to cover the professional expenses of the practice, which include physicians' and nurse practitioners' salaries and benefits and professional malpractice insurance. The payments to affiliated practices for professional expenses have averaged between 35% and 55% of the annual collected medical service revenues. Finally, to the extent that there is any residual collected medical service revenue, the Company retains such revenue as a supplemental management fee. On average, since 1994, the Company has earned management fees of between 5% and 10% of annual collected medical service revenues.

  The Company enhances growth in its practices by expanding managed care arrangements (to which the affiliated physician groups are typically party), assisting in the recruitment of new physicians and expanding and adding services that have historically been performed outside of the practices. The Company works closely with affiliated physicians in targeting and recruiting physicians and in merging sole practitioners or single specialty groups into affiliated physician groups. The Company assists in the development of new and expanded ancillary services, such as birthing centers, surgery centers, and diagnostic labs, by offering management services and needed capital resources.

   The Company, under the terms of its standard equity management service agreement, employs all non-medical personnel and has the authority to make any changes required to improve practice efficiency and productivity and, thus, has the ability to control all non-physician operating costs. The Company does, however, establish an advisory committee for the practice, consisting of Company and professional personnel, that recommends guidelines and budgets for the practice, including staffing, personnel issues (both medical and non-medical), capital expenditures, practice acquisitions and practice expansion (including patient source and physician recruitment issues). To reduce or control expenses the Company, among other things, negotiates national purchasing contracts for key items, reviews staffing levels to make sure they are appropriate and assists the physicians in developing more cost-effective clinical practice patterns through the use of its integrated information system.

  The Company offers affiliated physicians who enter into asset purchase and management service agreements with the Company the option to repurchase tangible assets and the management service agreement. All standard equity management service agreements are subject to early termination on the terms summarized below. During the first four years of the agreements, the repurchase of tangible assets requires the return of all consideration paid by the Company and the repayment of all money invested in, or advanced to, the practice by the Company. The repurchase of the management service agreement requires the return of all consideration paid by the Company for the acquisition of the management service agreement. In the event of a repurchase during the first four years, the medical practice also forfeits all management fees earned by, and all accounts receivable that have been assigned to, the Company as of the date of the repurchase. After the first four years of the equity arrangements, termination of the affiliation requires the practice to pay the

Company a negotiated amount of cash for liquidated damages or obligates the medical providers to abide by a contract not to compete. Of the physicians who have placed their business assets under the management of the Company since the inception of Old MAM, only two have terminated their affiliation with the Company. Such terminations have not had a material effect on the Company's revenues.

  The table below indicates the number of practices and physicians affiliated with the Company pursuant to such equity arrangements at the end of the years indicated:

                                                          Year Ended
                                                         December 31,
                                                         ------------

                                                1996        1995        1994
                                                ----        ----        ----
              Number of affiliated               33          16           8
                practices

              Number of affiliated               60          24          13
                physicians


  Through HPM, the Company also provides services to medical practices pursuant to non-equity long-term service contracts. As of December 31, 1996, the Company had entered into long term service contracts, ranging from four to eight years in length, with three medical group practices having a total of 44 physicians. Services provided under current long-term service agreements include billing and collections, accounting, human resource management,
financial management and marketing.   The Company's revenues under such
arrangements consist of management fees based on a percentage of the medical service revenue earned by the practice. The percentage of the medical service revenue received as a management fee by the Company varies with the type of services provided. On average, in 1996 the Company received management fees under its non-equity long-term service contracts of between 3% and 10% of the practice's collected medical service revenue.

  Through HPM, the Company also provides management services to over 300 physicians on a consulting basis. Such consulting services include practice management, accounting, tax preparation, employee benefits analysis and retirement and estate planning. In general, the Company is compensated under its consulting arrangements on a retainer basis. However, for its provision of tax services, the Company is compensated on an hourly basis at prevailing market rates.

  Revenues attributable to HPM services accounted for approximately 42%, 12%, 12% and 9% of the Company's revenues in 1994, 1995 and the first nine months of 1995 and 1996, respectively. In the nine months ended September 30, 1996, the Company earned approximately $795,000, or 6.7%, of its revenues from HPM's consulting arrangements and approximately $270,000, or 2.3%, of its revenues from HPM's non-equity long term service contracts. 1996 was the first year during which HPM collected revenues from non-equity long term service contracts. In each of 1994 and 1995, HPM earned all of its approximately $1.1 million in revenues from its consulting arrangements.

  The Company believes that its various management service arrangements are attractive to physicians seeking to remain independent by offering economies of scale in the marketplace and access to enhanced risk-sharing arrangements and other strategic alliances within the Company's network. The Company believes that the expansion of its network operations is important to the future growth of the Company. Many of the physicians who contract with the Company have a significant number of patients who do not currently participate in a prepaid health plan and thus do not have access to enhanced risk-sharing arrangements. Such physicians may therefore seek to form physician group alliances that may become affiliated with the Company.


  AFFILIATED MEDICAL PRACTICES.

  As of December 31, 1996, the Company was managing 36 medical practices and clinics and 104 physicians under equity or non-equity management service arrangements. In 1996, OB-GYN accounted for approximately 25% of the Company's total revenue. No other practice accounted for more than 10% of the Company's total revenue in 1996. In 1995, the following four affiliated practices accounted for 60% of the Company's revenues: Ronald H. Yanigihara, M.D., a hematologist and oncologist practicing in Gilroy, California; Samuel Spigelman, M.D., a urologist practicing in Tarzana, California; the Family Medical Clinic of Soldotna, a family medicine physician practicing in Soldotna, Arkansas; and South Valley Cardiovascular Group, a five physician cardiology practice located in San Jose, California.

  Information concerning the practices is set forth below based on the region in which the practices are located:

  Northwest. The Company manages 17 practices in the Northwestern region of the United States, eight in Washington, seven in northern California, and two in Alaska, consisting of eight primary care physicians and 15 specialists.

  Rocky Mountain. The Company manages 10 practices in the Rocky Mountain region of the United States, all in Colorado, consisting of nine primary care physicians and 18 specialists.

  Northeast. The Company manages four medical practices in the Northeastern part of the United States, three in Pennsylvania and one in Ohio, consisting of 46 primary care physicians.

  Southwest. The Company manages four medical practices in the Southwestern region of the United States, one in Arizona and three in southern California, consisting of six specialists.

  Southeast. The Company manages two medical practices in the Southeastern region of the United States, one in Mississippi and one in Florida, consisting of two primary care physicians.

  The Company has one employee in each of the Northwestern, Rocky Mountain, Southwestern, Southeastern, and Northeastern regions who actively searches for physicians whose affiliation would be consistent with the Company's business strategy and who are interested in an affiliation similar to that offered by the Company. Existing affiliated physicians and the hospitals in which current affiliated physicians practice are the primary sources of referrals of new acquisitions and management service relationships for the Company.

  INFORMATION SYSTEM.

  The Company has purchased and is implementing an integrated information system to support its growth and acquisition plans. The Company's current plan is to provide this information system to all affiliated practices by the first quarter of 1998. The Company's overall information system design is open, modular and flexible and is intended to give affiliated physicians and staff efficient and rapid access to complex clinical data. The system is driven by an individual patient electronic medical record ("EMR") to complement practice management and billing functions. The Company's use of the EMR enhances operational efficiencies through automation of many routine clinical functions. The EMR also improves the capacity to link treatment protocols by diagnosis and physician, thus allowing physicians to check their treatments against such protocols at the time of service.

  As affiliated physicians enter into more capitation contracts, the Company believes that effective and efficient access to key clinical patient data will be critical to improving costs and quality outcomes. The Company utilizes its information system to improve productivity, manage complex reimbursement procedures, measure patient care satisfaction and outcomes of care, and integrate information from multiple facilities throughout the Company's network of affiliated physicians. This system also allows the Company to analyze clinical and cost data so that it is able to assist its affiliated physicians to effectively achieve thresholds of profitability.

   OCCU-MED FRANCHISES.

  In 1988, Old MAM acquired two franchise rights to a concept known as "Occu-Med" from Occu-Med, Inc. for the area surrounding Carson, California.
The "Occu-Med" concept involves the marketing of programs designed to reduce lost work time from work-related injuries. The franchise rights were purchased from a former shareholder of Old MAM, who is now a holder of all of the Company's Class A Preferred Stock. In 1989, Old MAM acquired the right to market Occu-Med, first in Los Angeles County, California, and subsequently in the area south of San Luis Obispo, California. Management does not regard these franchise rights as material to the primary business of the Company and has determined not to acquire any additional franchises. However, such franchise rights have been a source of patient referrals for the Company's affiliated practice located in Carson, California.

  COMPANY STRATEGY

  The Company's strategy is to develop physician-driven, integrated provider networks that deliver high quality, cost-effective health care in selected geographic markets. The Company believes that the keys to its continued growth will be: (i) its ability to expand its markets by making additional acquisitions of practice assets, by entering into long term management service contracts and by promoting the growth of its affiliated practices; (ii) its ability to enhance the operating efficiency and profits of its affiliated practices; and (iii) its ability to provide a sophisticated information system to its affiliated practices. The key elements of this strategy are as follows:

  Expansion of Markets. The Company's strategy is to expand its markets through its acquisition of the operating assets of additional medical practices, its entry into additional long term management service contracts and its promotion of the growth of its existing affiliated practices. The Company seeks to promote the growth of its existing practices by creating alliances among its affiliated physician groups, either by forming horizontally structured, single-specialty networks or integrated, multi-specialty networks built upon a base of primary care physicians in selected regional markets. The Company also seeks to further enhance its existing market share by increasing managed care enrollment and fee-for-service business in its existing affiliated physician groups.

  Increased Operational Efficiencies and Cost Reductions. The Company seeks to increase revenues and control costs at its affiliated practices through a combination of one or more methods. To increase the revenue of the affiliated practices, the Company recruits additional physicians, merges other physicians practicing in the same geographic area into larger affiliated physician groups, develops new clinic sites, develops ancillary services and/or negotiates contracts with managed care organizations. To reduce and control costs at its affiliated practices, the Company negotiates national purchasing contracts, provides a single, fully-integrated information system that can assist the physicians in developing more cost-effective practice patterns, and/or centralizes the business management of multiple practices in selected regions of the country to allow physicians to create economies of scale that would not otherwise be possible.

  Sophisticated Information System. The Company believes that information technology is critical to the growth of its integrated health care provider networks and that the availability of detailed clinical data is fundamental to quality control and cost containment. By the first quarter of 1998, the Company plans to provide all affiliated practices with a sophisticated management information system, including an electronic patient record. Such a system will collect and analyze clinical and administrative data in order to allow the Company to effectively control overhead expenses, maximize reimbursement and provide the information to assist in effective utilization management. The Company evaluates the administrative and clinical operations of affiliated practices and re-engineers these functions as appropriate in conjunction with the implementation of the Company's management information system to maximize the benefits of the system. The Company, through its integrated information system and accounting department, expects to be able to provide the financial and clinical data necessary to quantify actual costs related to the delivery of medical care within the individual practices, within the Company's network, within the region and nationally.

  COMPETITION.

  The physician practice management industry is highly competitive. The Company's operations compete with national, regional and local companies in providing physician practice management services. In addition, certain companies, including hospitals and insurers, are expanding their presence in the physician management market. Some of the Company's competitors are larger and better capitalized, provide a wider variety of services, and have greater experience in providing health care management services. The industry is also subject to continuing changes in the provision of services and the selection and compensation of providers. The principal methods of competition within the Company's industry are as follows: price; the range of services provided; the amount and nature of consideration paid to affiliated physicians; the ability to facilitate practice group formations; the ability to assist in gathering managed care contracts; and the degree of autonomy retained by the physicians.

  The Company believes that it can effectively compete by employing two strategies. First, the Company provides a broad range of management and support services (including an integrated information system) to small and medium, as well as larger, physician groups, while, at the same time, offering physicians greater medical autonomy than permitted by a competitor's arrangements. Second, the Company offers equity in the Company as partial consideration for the acquisition of practice assets and management service contracts. During the next four years, the number of shares beneficially owned by affiliated physicians is expected to increase to 3,577,241 shares, or 24.2%, of the Company's Common Stock, based on the number of shares currently outstanding and the future issuance of nonforfeitable shares to affiliated physicians pursuant to existing equity arrangements. The Company expects that the relative ownership position in the Company of the affiliated physicians will continue to rise as the Company acquires practices through the issuance of additional equity as consideration.

  GOVERNMENT REGULATIONS.

  As a participant in the health care industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state, and local levels. The ability of the Company to operate profitably will depend in part upon the Company and its affiliated physician groups obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations. The Company believes that its operations are in material compliance with applicable law and expects to modify its agreements and operations to conform in all material respects to future regulatory changes. Nevertheless, while physician affiliations are becoming more common, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. The Company is also unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future laws and regulations might be interpreted. Accordingly, there can be no assurance that a review of the Company's or its affiliated physicians' businesses by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the affiliated physicians or that the health care regulatory environment will not change so as to restrict the Company's or the affiliated physicians' existing operations or their expansion.

  The Company negotiates contracts with licensed insurance companies, such as HMOs, under which the affiliated physicians assume financial risk in connection with providing health care services under various capitation arrangements. In "capitation arrangements," the involved physicians agree to provide for all or nearly all of the health care needs of a defined patient population for a flat fee, which is fixed in advance by the terms of the contract. In most instances, the fee is paid monthly on a per capita basis, based on the number of patients within the insurance plan assigned to the physicians. The physicians are the parties at risk in these arrangements, as they are paid the flat fee regardless of the amount of their service utilization by the covered patients. The Company's role in these contracts is only that of negotiation; the Company does not enter into any risk-sharing relationship. While none of the Company's revenues is a direct product of these contracts, approximately 16% of the revenues of the Company's affiliated physician groups in 1996 were derived from capitation contracts. Moreover, approximately 11%, 1%, 16%, 24%, and 47% of the revenues of the Company's affiliated physician groups during the quarter ending December 31, 1996, were derived from reimbursements from Medicare, Medicaid, HMOs, PPOs, and private pay or commercial insurers, respectively. To the extent the affiliated physicians are in the business of insurance as a result of entering into risk-sharing arrangements with HMOs, they may be subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs. The Company is not subject to such requirements because it is not a party to these risk-sharing arrangements. However, any change in reimbursement statutes, regulations, policies, or practices could adversely affect the operations of the Company.

  Laws exist in many states that prohibit the corporate practice of medicine. Under these laws, business corporations such as the Company may not engage in the practice of medicine and may not employ physicians to practice medicine. However, the Company believes that it is not in violation of any such applicable state laws because it performs only non-medical administrative services, does not represent to the public or its clients that it offers medical services, does not exercise influence or control over the practice of medicine by the affiliated physicians and does not employ the affiliated physicians.

  A portion of the Social Security Act addresses illegal remuneration (the "federal anti-kickback statute") by prohibiting the offer, payment, solicitation, or receipt of any form of remuneration to induce (i) the referral of an individual for the provision of any item or service reimbursable in whole or in part by Medicare or certain state health care programs (including Medicaid) or (ii) the purchase, lease, or order of any item or service reimbursable in whole or in part by Medicare or certain state health care programs. The Health Insurance Portability and Accountability Act of 1996 extended the scope of the federal anti-kickback statute to include all federal health care payment programs, not just Medicare. In addition, some states have adopted similar legislation that applies to the beneficiaries of Medicaid and other health care payment programs. Federal and state health care programs do not reimburse medical practices for management fees paid to the Company, and the Company does not refer patients to the physician practices. Payments by the Company to the physician practices are not and should not be viewed as payments within the scope of the federal anti-kickback statute, nor should payments by the physician practices to the Company. Thus, the Company does not believe that its business or any portion of its business constitutes a violation of the federal anti-kickback statute. Nevertheless, because of the breadth of the federal anti-kickback statute and the absence of court decisions interpreting its application to arrangements such as those entered into by the Company, there can be no assurance that the Company's activities will not be challenged by regulatory authorities or that such a challenge will result in a positive outcome for the Company.

  Additionally, a federal statute known as "Stark II" prohibits referrals by a physician, or an immediate family member of such physician, of Medicare or Medicaid patients to an entity providing certain services in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The services addressed by the statute include clinical laboratory services, physical therapy services, occupational therapy services, radiology and ultrasound services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients and supplies, prosthetics, orthotics, and prosthetic devices, home health services and supplies, outpatient prescription drugs, and inpatient and outpatient hospital services. Some states have enacted similar self-referral laws. The Company believes that it is in compliance with all such legislation, although future regulatory changes could require the Company to modify the form of its relationships with physician groups.

  The False Claims Act is yet another federal statute that applies to physician groups and corporations such as the Company. The statute includes prohibitions against knowingly presenting to the federal government a false or fraudulent claim for payment or approval, as well as knowingly making or using a false record or statement to get a false or fraudulent claim paid or approved by the federal government. The statute is increasingly used to fight the proliferation of false and fraudulent claims for payment through federal health care programs. Because the Company files claims for payment by such federal programs and other private insurers, it has taken and continues to take reasonable measures to detect and prevent errors in its billing process. The Company believes that it is in compliance with the False Claims Act, although there can be no assurance that the Company's activities will not be challenged by regulatory authorities.

  The Company and its affiliated physicians are also subject to federal, state, and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination, and medical waste and other environmental issues. At an increasing rate, federal, state and local governments are expanding the regulatory requirements on businesses, including medical practices. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of the Company's operations.

  EMPLOYEES.

  As of December 31, 1996, the Company employed 230 employees, including 33 employees at the Company's headquarters and three regional offices and 197 employees at its affiliated physician practices. Of these employees, 187 were full time and 43 were part time. No employee of the Company or of any affiliated physician group is a member of a labor union or subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

  INSURANCE

  The Company maintains insurance, including insurance for any vicarious liability of the Company that may result from its relationship with its affiliated physician groups, in an amount that it believes to be sufficient based on historical claims and the nature and risk of its business. In addition, the Company requires each affiliated physician to maintain professional liability insurance coverage in accordance with applicable state regulations.

ITEM 2.  DESCRIPTION OF PROPERTY.

  The Company leases or owns offices in seven different locations. The Company's executive offices are in leased facilities in Mesa, Arizona.
The Company also maintains three administrative offices in leased facilities in the following locations: Orange County, California; Seattle, Washington; and Pittsburgh, Pennsylvania. The Company owns three office buildings in Colorado, Mississippi and Florida in which its affiliated physicians practice medicine. The Company believes that all of its real property is adequately covered by insurance.

  The Company's leased office space is governed by lease agreements that expire at various dates through 2005. The cost of leased facilities for the Company's offices was $239,089 in 1994, as compared to $971,890 for 1995 and $931,600 in
1996. See note 10 of the Company's audited financial statements for future minimum lease payments due under noncancellable operating leases. Although the Company believes that, at the present time, these leased facilities are adequate for its needs, the Company is currently considering whether the addition or relocation of administrative offices would materially aid in the growth and development of the Company. The Company does not believe that it will have any material difficulty in securing the type and scope of facilities that it may need now or in the future.

ITEM 3. LEGAL PROCEEDINGS.

  No material litigation is currently pending against the Company, except for Lifestyle Academy, Inc. v. Medical Asset Management, Inc., a breach of contract action filed in the State of Washington. The Company believes that any loss from this claim would be offset by its counterclaims against Lifestyle Academy, Inc. The Company is not aware of any outstanding claims against an affiliated physician group that would have a material adverse effect on the Company's financial condition or results of operations. The Company expects its affiliated physician groups to be involved in legal proceedings incident to their business, most of which are expected to involve claims related to the alleged medical malpractice of its affiliated physicians.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of security holders during the last quarter of fiscal year 1996.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

  Neither the Company's Common Stock nor its Class A Preferred Stock is listed on any exchange or major reporting system. The Company's Common Stock is traded over the counter by means of the NASDAQ Bulletin Board system. The Company has filed an application with the NASD to have the Company's Common Stock quoted through the NASDAQ Small Cap Market, which application has not been acted upon to date.

  In June 1994, the Company issued 6,960,000 shares of its Common Stock to the shareholders of Old MAM in return for all of the issued and outstanding shares of common stock of Old MAM. The effect of this transaction was for Old MAM to acquire control of the Company, and thereafter to merge the business of Old MAM with and into the Company, with the Company being the surviving entity. This stock was exchanged pursuant to an agreement between the fifteen shareholders of Old MAM and the Company. The two largest shareholders of the Company, Messrs. Regan and Calvert, also were controlling shareholders of Old MAM. These shareholders exchanged their shares of Old MAM (69% for Regan and 16% for Calvert) initially for 62% of the shares of the Common Stock of the Company.
In total, the shareholders of Old MAM acquired 80% of the shares of the Company as of the date of the closing of the transaction. The Company shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933.

  In 1994, the Company sold 21,400 shares of restricted Common Stock for cash at $2.50 per share to accredited investors. That same year, the Company also exchanged 366,478 shares of restricted Common Stock with approximately 12 physicians for assets with a net book value of $370,432, or the equivalent of $1.01 per share, in reliance on the exemption under Section 4(2) of the Securities Act of 1933. The Company issued 354,286 shares of Common Stock pursuant to Regulation S to overseas investors during 1994 in consideration for the cancellation of promissory notes in a principal amount of $550,000.
Certain other de minimis sales of shares of Common Stock to investors also occurred in 1994 pursuant to Section 4(2) of the Securities Act of 1933. No underwriter was used in connection with any of these transactions.

   During 1995, the Company sold $762,000 principal amount of 12% Series B Convertible Redeemable Secured Subordinated Debentures, through Global Securities Corporation of Vancouver, British Columbia. Interest is payable semiannually, principal and any unpaid interest is due April 28, 2000. Upon maturity, the holder shall have the right or option, but not the obligation, to convert all or part of these debentures into shares of Common Stock of the Company at the conversion price of $5 per share. The sale of these debentures was limited to non-residents of the United States. The Company relied on Regulation S for an exemption from registration. These debentures were converted into 150,305 shares of Common Stock in 1996.

  During the period from August through December 1995, the Company sold 575,000 shares of Common Stock to eight accredited investors in eight individual transactions for a total consideration of $775,000 pursuant to Section 4(2) of the Securities Act of 1933.

  On May 31, 1996 the Company sold 2,000,000 shares of Common Stock to 30 accredited investors for $8,000,000, or $4.00 per share. Cruttenden Roth Incorporated of Irvine, California, was the selling agent. The Company issued these shares in reliance upon the exemption provided under Section 4(2) of the Securities Act of 1933. On August 1, 1996 the Company filed a Registration Statement on Form SB-2 under the Securities Act of 1933 to enable the resale of these 2,000,000 shares as agreed in connection with that private placement. This registration statement has not been declared effective. On May 31, 1996, the Company also issued to Cruttenden Roth a warrant to purchase 140,000 shares of the Company's Common Stock at an exercise price of $7.05 per share.

  The range of the high bid and low bid prices of the Company's Common Stock since the recapitalization in June 1994 is as follows:

             Quarter Ending                             High Bid            Low Bid
             --------------                             --------            -------
  1997       March 31 (through February 7)                 $4.12              $4.00
  ----
-------------------------------------------------------------------------------------
  1996       December 31                                    4.94               4.88
  ----       September 30                                   6.13               5.12
             June 30                                        8.50               3.37
             March 31                                       5.50               1.92
-------------------------------------------------------------------------------------
  1995       December 31                                    4.75               1.75
  ----       September 30                                  5.375               4.75
             June 30                                        6.25               5.00
             March 31                                       6.43               5.37
-------------------------------------------------------------------------------------
  1994       December 31                                    6.25               5.87
  ----       September 30                                  5.375               5.00
-------------------------------------------------------------------------------------


  There was no market activity for the Company's Common Stock prior to June 1994. The above prices (based on IDD Information Services/Tradeline) reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

  As of December 31, 1996, there were approximately 232 holders of record of the Company's Common Stock and one holder of record of the Class A Preferred Stock. There is no market for Class A Preferred Stock.

  The Company has paid no dividends in the past on any class of stock. There are no restrictions that limit the payment of future dividends on Common Stock. No dividends are payable on the Class A Preferred Stock, except in the event of liquidation.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item has been omitted for the reasons set forth in the Company's Form 12b-25 filed with the Securities and Exchange Commission.


ITEM 7.  FINANCIAL STATEMENTS

  The information required by this Item has been omitted for the reasons set forth in the Company's Form 12b-25 filed with the Securities and Exchange Commission.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  As reported in a Form 8-K filed by the Company on November 22, 1996, the Company appointed Ernst & Young, LLP, on November 15, 1996, as the Company's independent public accountants to audit the Company's financial statements for the year ended December 31, 1996. Harlan & Boettger audited the Company's financial statements for the years ended December 31, 1995 and 1994.

  The decision to change independent accountants was recommended by the Company's management and approved by the Board of Directors. The change from Harlan & Boettger to Ernst & Young, LLP resulted from the rapid expansion of the Company's operations on a national basis and the Company's belief that a nationally recognized accounting firm with an expertise in health care would provide valuable assistance to the Company. The report of Harlan & Boettger on the financial statements of the Company for the years ended December 31, 1995 and 1994 as restated did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 1995 and 1994, there were no disagreements with Harlan & Boettger on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Harlan & Boettger, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  Information with respect to directors, executive officers, promoters and control persons set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1997, is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

  Information with respect to executive compensation set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1997, under the caption "Executive Compensation" is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information with respect to security ownership of certain beneficial owners and management, set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1997, under the caption "Voting Securities and Principal Holders Thereof" is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information with respect to certain relationships and related transactions, set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1997, under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)             EXHIBITS                                                                          PAGE
                                                                                                   ----
 2.1             Stock Exchange Agreement with Shareholders of Medical Asset Management, Inc.
                 and Eagle High Enterprises, Inc., dated June 24, 1994.  (Incorporated by reference to Exhibit 8.1 to Form 10-SB (Amendment No. 5) filed February 14,
                 1997).

 2.2             Agreement with Healthcare Professional Management, Inc. dated December 29,
                 1995.  (Incorporated by reference to Exhibit 8.2 to Form 10-SB (Amendment No.
                 5) filed February 14, 1997).


 (a)             EXHIBITS                                                                          PAGE
                                                                                                   ----
 2.3             Asset Purchase and Medical Practice Management Agreement between the Company and OB-GYN Associates, P.C., dated December 31, 1995.  (Incorporated by reference to Exhibit 8.3 to Form 10-SB (Amendment No. 5) filed February 14,
                 1997).

 3(i).1          Certificate of Incorporation of Eagle High Enterprises, Inc., filed January
                 23, 1986.  (Incorporated by reference to Exhibit 2.1 to Form 10-SB (Amendment
                 No. 5) filed February 14, 1997).

 3(i).2          Certificate of Amendment of Certificate of Incorporation of Eagle High
                 Enterprises, Inc., filed June 21, 1994.  (Incorporated by reference to Exhibit
                 2.1(a) to Form 10-SB (Amendment No. 5) filed February 14, 1997).

 3(ii)           Bylaws of Eagle High Enterprises, Inc.  (Incorporated by reference to Exhibit
                 2.2 to Form 10-SB (Amendment No. 5) filed February 14, 1997).

 4.1             Placement Agreement between Cruttenden Roth Incorporated and Medical Asset
                 Management, Incorporated, dated April 30, 1996.  (Incorporated by reference to
                 Exhibit 3.2 to Form 10-SB (Amendment No. 5) filed February 14, 1997).

 4.2             Medical Asset Management, Inc. Declaration of Registration Rights.
                 (Incorporated by reference to Exhibit 3.3 to Form 10-SB (Amendment No. 5)
                 filed February 14, 1997).

 4.3             Medical Asset Management, Inc. Common Stock Warrant.  (Incorporated by
                 reference to Exhibit 3.4 to Form 10-SB (Amendment No. 5) filed February 14,
                 1997).

 10.1            Employment Agreement between Medical Asset Management, Inc. and John Regan, dated January 1, 1995.  (Incorporated by reference to Exhibit 6.1 to Form 10-
                 SB (Amendment No. 5) filed February 14, 1997).

 10.2            Employment Agreement between Medical Asset Management, Inc. and Dennis
                 Calvert, dated January 1, 1995.  (Incorporated by reference to Exhibit 6.2 to
                 Form 10-SB (Amendment No. 5) filed February 14, 1997).

 10.3            Employment Agreement between Medical Asset Management, Inc. and Michael Zaic, dated January 1, 1995.  (Incorporated by reference to Exhibit 6.2 to Form 10-
                 SB (Amendment No. 5) filed February 14, 1997).

 21              Subsidiaries of the Registrant.

 27              Financial Data Schedule. (To be filed by amendment).

                                                                                        PAGE
                                                                                        ----
 (b)             REPORTS ON FORM 8-K

                 During the last quarter of fiscal year 1996, the Company filed the following reports on Form 8-K:

                  (i)  Current Report on Form 8-K filed November 22, 1996,
                       which reported the Company's selection of
                       Ernst & Young, LLP, as the Company's independent accountants.

                 (ii)  Current Report on Form 8-K filed December 3, 1996,
                       which reported the Company's selection of
                       Ernst & Young, LLP, as the Company's independent accountants.



                                   Exhibit 21

                 SUBSIDIARIES OF MEDICAL ASSET MANAGEMENT, INC.

                    Healthcare Professional Management, Inc.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MEDICAL ASSET MANAGEMENT, INC.

Dated:  March 28, 1997          By:  /s/ JOHN W. REGAN
                                    --------------------------------
                                     John W. Regan, President and
                                     Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  March 28, 1997          By:  /s/ JOHN W. REGAN
                                    --------------------------------
                                     John W. Regan, President and
                                     Chairman of the Board of Directors
                                     (Principal Executive Officer)

Dated:  March 28, 1997          By:  /s/ CLARKE UNDERWOOD
                                    --------------------------------
                                     Clarke Underwood, Chief Financial
                                     Officer and Vice President (Principal
                                     Financial and Accounting Officer)

Dated:  March 28, 1997          By:  /s/ ANTHONY F. AULICINO
                                    --------------------------------
                                     Anthony F. Aulicino, Senior
                                     Vice President and Director

Dated:  March __, 1997          By:  _________________________________
                                     Dennis Calvert, Senior
                                     Vice President and Director

Dated:  March 28, 1997          By:  /s/ PHILLIP L. THOMAS
                                    --------------------------------
                                     Phillip L. Thomas,
                                     Director

Dated:  March __, 1997          By:  _________________________________
                                     Michael A. Zaic,
                                     Vice President and Director