Form 10KSB
period 1996-12-31
MEDICAL ASSET MANAGEMENT INC
filed 1997-12-01
CIK 861822

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

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

                       25241 Paseo de Alicia, Suite 230
                            Laguna Hills, CA 92653
                           Telephone: (714) 829-8333



Securities to be registered under Section 12(b) of the Exchange Act:

Title of each class to                    Name of each exchange on which
be so registered                          each class to be registered

      N/A                                       N/A

Securities to be registered under Section 12(g) of the Exchange Act:

            Common Stock, par value $.001 per share

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]    No [X]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

      State issuer's revenues for its most recent fiscal year:  $10,378,508.

      The aggregate market value of the voting stock held by non-affiliates as of September 25, 1997 computed by reference to the bid price of such stock as of November 24, 1997 was $8,379,518.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

      The number of shares of the issuer's common stock outstanding as of September 25, 1997, was 15,799,129.

                     DOCUMENTS INCORPORATED BY REFERENCE.

      The issuer incorporates by reference (i) the documents included as exhibits to the Form 10-SB (Amendment No. 6) filed November 21, 1997, (ii) the Form 8-K filed November 22, 1996, and (iii) the Form 8-K filed December 3, 1996.

      Transitional Small Business Disclosure Format (check one):
 Yes [  ]  No [X]

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

      COMPANY OVERVIEW.

      Medical Asset Management, Inc. (the "Company" or "MAM") is a physician practice management company that develops contractual affiliations with physician practices. These contractual agreements provide clinical autonomy for the physicians' practice as well as professional practice management by the Company. Through its subsidiary, Healthcare Professional Management, Inc.
("HPM"), the Company also offers a full array of management services to physicians and other independent healthcare entities under long-term service contracts as a management service organization ("MSO"). The Company has long-term MSO contracts with five medical group practices having a total of 48 physicians in two states. HPM also provides practice management services on a consulting basis to over 200 physicians in Pennsylvania, West Virginia and Ohio.

      Under the Company's standard equity arrangements, the Company has developed equity affiliations with 28 physician practices having a total of 54 physicians in eight states as of November 1, 1997. Pursuant to these equity affiliations, the Company has exchanged cash and Common Stock for the ownership and management of the business assets and the practices as well, as the rights to manage such practices. Although the amounts and terms of such arrangements are separately negotiated with each affiliated practice, the Company typically purchases the practice's accounts receivables and office equipment and enters into a 25-year practice management agreement. This agreement provides for the management and administration of all non-medical personnel and human resource issues. The agreement also provides for general business administration, reimbursement management, and an integrated information system, which includes electronic patient records filing and other daily operating systems. The Company's revenues under such agreements are derived from the medical service revenues generated by the physicians. These revenues consist of the reimbursement of the practice's operating expenses, which include salaries and benefits for clerical personnel and management fees. The management fees are based primarily on a percentage of the practice's medical service revenue collected by the Company. Under its standard equity agreements, the Company has earned an average of 5% to 10% of the annual collected medical service revenue. Pursuant to the management agreement, the physicians receive a negotiated percentage of collected medical service revenue. These budgeted payments are to be used to cover the professional expenses of the practice, which include physicians' and other medical providers' salaries and benefits, as well as malpractice insurance for the physicians and other health care providers. The total amount retained by physicians, excluding advances, averaged 31% of the sum of the Company's net revenues in 1996 plus the amounts retained by medical groups.

      In addition, the Company, through HPM, provides services to medical practices through service contracts and consulting arrangements. Services provided under current long-term service contracts, which range from four to eight years in length, include billing and collections, accounting, human resource management, financial management and marketing. The Company's revenues under such contracts consist of management fees based on a percentage of the practice's medical service revenue collected by the Company. The percentage of medical service revenue received as a management fee by the Company under these non-equity arrangements varies with the services provided to the practice. On average, in 1997 the Company has received management fees under its non-equity long term service contracts of between 3% and 11% of the practice's collected medical service revenues. Services provided under consulting arrangements include practice management, accounting, tax preparation, employee benefits analysis and retirement and estate planning. In general, the Company is compensated under these consulting arrangements on a retainer basis.

      The Company's strategy is to develop physician-driven, integrated provider networks of small to mid-sized physician groups that deliver high quality, cost-effective health care in selected geographic markets. The Company believes that the keys to its continued growth will be dependent upon the successful implementation of the current management plan to improve the Company's financial position and profitability (the "Management Business Plan"), more fully described in Note 2 to the Company's financial statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources;" and its ability (i) to expand its markets by entering into additional equity and non-equity management service affiliations with physician practices and by promoting the growth of such practices, (ii) to enhance the operating efficiency and profits of such practices, and (iii) to provide an integrated information system to such practices.

      As of December 31, 1996, officers and directors of the Company beneficially owned 6,222,537 shares, or 41.6%, of the Company's outstanding Common Stock. Physicians whose practices are affiliated with the Company owned 3,099,697 shares, or 20.7%, of the Company's outstanding Common Stock at December 31, 1996. In addition, during the years 1997 through 2000, the number of shares beneficially owned by affiliated physicians is expected to increase by 1,988,071 shares, or 11.7%, of the Company's Common Stock, based on the number of shares outstanding at year end 1996 and the future issuance of nonforfeitable shares to affiliated physicians pursuant to then existing equity arrangements. Subsequent to December 31, 1996, the Company has entered into new equity arrangements under which it has committed to issue an aggregate of an additional 573,311 shares of Common Stock under new equity arrangements with physicians.

      HISTORY.

      The Company was incorporated in Delaware on January 23, 1986, as Eagle High Enterprises, Inc., to raise investor capital to fund the Company's acquisition of an existing business. From 1986 to June 1994, the Company engaged in a search for technologies, properties or businesses that had long term growth potential. Although the Company considered a number of acquisition candidates, it undertook no acquisition during this period. The Company's activities during this period were funded largely from the proceeds of a limited offering of the Company's Common Stock.

      In June 1994, the Company entered into a stock exchange agreement with the stockholders of Medical Asset Management, Inc., a closely held Delaware corporation incorporated on May 12, 1989 ("Old MAM"), pursuant to which control of the Company was acquired by the shareholders of Old MAM (the "Acquisition"). Old MAM had been engaged in the business of managing three medical practices having four physicians with which it became affiliated in the period 1991 to 1993 and owned certain franchise rights under the name "Occu-Med," which franchise activities have since been discontinued by the Company.

      In connection with the Acquisition, the shareholders of Old MAM transferred their business to the Company in exchange for 6,960,000 newly issued shares of the Company's Common Stock, which represented 80% of the outstanding shares of the Company after giving effect to the Acquisition. The transaction between the Company and Old MAM was treated as a recapitalization of Old MAM, with Old MAM as the acquirer for accounting purposes, i.e. a reverse acquisition. As such, no revaluation of net assets was recorded. In connection with the Acquisition, the Company merged Old MAM into itself with the Company continuing as the surviving entity. As a result, the stockholders were able to take advantage of the already existing market for the Company's shares. The Company changed its name to "Medical Asset Management, Inc." in connection with the merger.

      HEALTH CARE INDUSTRY OVERVIEW.

      Concerns over the accelerating cost of health care have resulted in the increasing prominence of managed care over traditional fee-for-service medicine. As managed care penetrates a larger number of geographic markets, managed care organizations ("MCOs") and health care providers confront pressures to provide high quality health care in a cost-effective manner. Employer groups have begun to bargain as consumers of health care in an effort to reduce premiums and achieve greater accountability of MCOs and health care providers with respect to accessibility, choice of provider, quality of care and other indicators of consumer satisfaction. In addition, Congress has attempted to contain Medicare and Medicaid costs, most recently through the Budget Reconciliation Act, by limiting payments to medical providers, including physicians.

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

      In order to compete effectively, health care providers have sought to reorganize themselves into health care delivery systems that are better suited to the managed care environment. Primary care physicians have increasingly become the conduit for the delivery of medical care by acting as gatekeepers and directing referrals to certain specialists, hospitals, alternate-site facilities and diagnostic facilities. Many physicians are concluding that they must have control over the delivery and financial impact of a broader range of health care services through the acceptance of global capitalization. Groups of independent physicians and medical groups are accordingly taking steps to assume responsibility and financial risk for integrated health care services. In brief, physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations that offer skilled and innovative management, sophisticated information systems and capital resources.


      COMPANY STRATEGY.

      The Company's strategy is to develop physician-driven, integrated provider networks of small to mid-sized physician groups that deliver high quality, cost-effective health care in selected geographic markets. The Company focuses on the market segment of small (under five providers) to medium-sized (under 50 providers) medical group practices. The Company believes that the keys to its continued growth will be the successful implementation of the Management Business Plan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 2 to the Company's Financial Statements) and its ability to (i) expand its markets by entering into additional equity and non-equity management service arrangements with affiliated physicians and by promoting the growth of its affiliated practices, (ii) enhance the operating efficiency and profits of its affiliated practices and (iii) provide an integrated information system to its affiliated practices. The key elements of this strategy are as follows:

      EXPANSION OF MARKETS. The Company's strategy is to expand its markets through the acquisition of the operating assets of additional medical practices, entry into additional long-term management service contracts and promotion of the growth of its existing affiliated practices, subject to the Company's ability to implement the Management Business Plan. The Company seeks to promote the growth of its existing practices by creating alliances among its affiliated physician groups, either by forming horizontally structured, single-specialty networks or integrated, multi-specialty networks built upon a base of primary care physicians in selected regional markets. The Company also seeks to further enhance its existing market share by increasing managed care enrollment and fee-for-service business in its existing affiliated physician groups.

      INCREASED OPERATIONAL EFFICIENCIES AND COST REDUCTIONS. The Company seeks to increase revenues and reduce and control costs at its affiliated practices through a combination of one or more methods. To increase the revenue of the affiliated practices, the Company recruits additional physicians, merges other physicians practicing in the same geographic area into larger affiliated physician groups, develops new clinic sites, develops ancillary services and/or negotiates contracts with managed care organizations. To reduce and control costs at its affiliated practices, the Company plans to negotiate national purchasing contracts, provide a single, fully-integrated information system that can assist the physicians in developing more cost-effective practice patterns, and/or centralize the business management of multiple practices in selected regions of the country to allow physicians to create economies of scale that would not otherwise be possible.

      INSTALLATION OF INTEGRATED INFORMATION SYSTEM. The Company believes that information technology is critical to the growth of its integrated health care provider networks and that the availability of detailed clinical data is fundamental to quality control and cost containment. The Company currently provides a sophisticated management information system, including an electronic patient record, to its affiliated physicians in the Pittsburgh, Pennsylvania market area. During early 1998, the Company expects that the system will be operational for affiliated practices in the Pennsylvania and Ohio markets and in the Denver, Colorado region, and by the end of 1998 the Company plans to provide the system to the balance of its affiliated practices. The system will collect and analyze clinical and administrative data in order to allow the Company to manage more effectively overhead expenses, maximize reimbursement and provide the information to assist in effective utilization management. The Company evaluates the administrative and clinical operations of affiliated practices and intends to re-engineer these functions as appropriate to maximize the benefits of the information system. In conjunction with the implementation of the information system, the Company is developing a company-wide intranet and wide area network that will allow access to online purchasing, daily reporting and direct online access to healthcare data banks and medical research. The Company, through its integrated information system and accounting department, expects to be able to provide the financial and clinical data necessary to quantify actual costs related to the delivery of medical care within the individual practices, within the Company's network, within the region and nationally.

      PRACTICE MANAGEMENT ACTIVITIES.

      The Company believes that its various management service arrangements are attractive to physicians seeking to remain independent by offering economies of scale in the marketplace and access to enhanced risk-sharing arrangements and other strategic alliances within the Company's network. The Company believes that the expansion of its network operations is important to the future growth of the Company. Many of the physicians who contract with the Company have a significant number of patients who do not currently participate in a prepaid health plan and thus do not have access to enhanced risk-sharing arrangements. Such physicians may, therefore, seek to form physician group alliances that may become affiliated with the Company. See "Company Strategy."

      ACQUISITION PROGRAM. The Company's growth strategy has been to enter into equity and non-equity management services agreements with small and mid-sized physician practices. The Company entered into equity arrangements with three medical practices having four physicians in 1993, nine medical practices having a total of 11 physicians in 1994, five medical practices having a total of five physicians in 1995 and 12 medical practices having a total of 30 physicians in 1996. As of November 1, 1997, the Company had entered into new equity arrangements with an additional 13 medical practices having a total of 22 physicians. Since 1993, 14 medical practices having a total of 18 physicians have terminated.

      In its largest acquisition to date, in April 1996 the Company purchased certain business assets of, and entered into a 25-year management service agreement with, OB-GYN Associates, P.C. ("OB-GYN") of Denver, Colorado, in exchange for $1,806,000 in cash and 730,000 shares of the Company's Common Stock. The Company believes that this medical group, consisting of nine OB/GYN physicians in four offices, is the largest OB/GYN single-specialty medical group in the Rocky Mountain region. For financial information concerning OB-GYN, see
Item 7.

      In addition, the Company acquired HPM, a physician practice management company located in Pittsburgh, Pennsylvania, in exchange for 433,332 shares of the Company's Common Stock effective December 31, 1995. HPM has provided management services to physician practices for over 35 years and currently provides such services on a long-term contractual as well as a consulting basis to physicians in Pennsylvania, Ohio and West Virginia.

      The Company constantly pursues and evaluates potential physician practice affiliations, and it intends to continue to enter into equity and non-equity affiliations, subject to limitations imposed by its financing capabilities and debt facilities. In addition, the Company is in the process of negotiating an equity joint venture MSO (management services organization) arrangement with an integrated delivery system. The Company is also negotiating an equity joint venture arrangement with a clinical research company that contracts for Stage 3 clinical trials. There can be no assurance that any of these potential contractual affiliations will be consummated. Under the Management Business Plan, further acquisition activity will be curtailed until the Company's financial position improves. See Note 2 to the Company's consolidated financial statements for the years ended December 31, 1996 and 1995 (the "Company's Financial Statements") and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      AFFILIATED MEDICAL PRACTICES. As of November 1, 1997, the Company was managing 33 medical practices and clinics and 102 physicians under equity or non-equity management service arrangements. In 1996, OB-GYN accounted for approximately 22% of the Company's net revenues. No other practice accounted for more than 10% of the Company's net revenues in 1996. Based on preliminary estimates of the Company's net revenues for the first six months of 1997, OB-GYN is the only practice to account for more than 10% of the Company's net revenues. In 1995, prior to the Company's acquisition of OB-GYN, four practices (with a total of eight physicians located in California) accounted for 60% of the Company's net revenues.

      For operations management purposes, as of July 1, 1997, the Company has grouped its affiliated practices into two broad geographic zones: the Western Region and the Eastern Region. Each region is under the supervision of a senior member of the management who reports to the Company's chief executive officer and is responsible for operations and growth and expansion of the Company's management affiliations with physicians. Information concerning the Company's affiliated practices is set forth below based on the region in which the practices are located:

            Western Region. The Company manages 24 practices in the Western Region of the United States, five in Washington, six in California, two in Alaska, six in Colorado, two in Idaho, two in Arizona, and one in Mississippi, consisting of a total of 49 physicians.

            Eastern Region. The Company manages nine medical practices in the Eastern part of the United States, four in Pennsylvania, one in Ohio, one in Florida and three in Illinois, consisting of 53 physicians.

      Existing  affiliated   physicians  and  the  hospitals  in  which  current
affiliated physicians practice are the primary sources of referrals of new acquisitions and management service relationships for the Company.

      EQUITY AFFILIATIONS. To meet payor demand for price competitive, quality services, the Company utilizes a market based approach, the goal of which is to establish a base of primary care physicians allied with specialty physicians into a network of providers serving a targeted geographic area. Affiliated primary care physicians currently include physicians in family practice, internal medicine, pediatrics and obstetrics/gynecology. Key specialties of affiliated physicians currently include allergy, cardiology, podiatry, nephrology, urology, surgery and oncology. The Company markets its physician affiliations to managed care and third-party payors, referring physicians and hospitals. Affiliated physicians also treat fee-for-service patients on a per-occurrence basis. After-hours care is available in several of the Company's clinics.

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

      Under a management service agreement, a physician group or sole practitioner delegates to the Company administrative, management and support functions required in connection with its or his medical practice. The management service agreements typically have terms of 25 years and provide the physicians with access to capital, management expertise, an integrated information system and managed care contracts negotiated by the Company, while enabling affiliated physicians to retain clinical control and autonomy through their professional corporations or similar entities. The Company also provides the medical group or physician with the equipment used in its medical practice, manages practice operations and employs substantially all of the practice's non-physician personnel, except for certain allied health professionals, such as nurse practitioners, physician assistants and physical therapists. The agreement provides that the affiliated professional corporation or entity will not compete with the Company. The Company does not, however, control the practice of medicine by physicians or compliance by them with licensure or certification requirements.

Under the Company's standard equity arrangements, the Company collects the medical service revenues for its affiliated practices and distributes these collected revenues as provided for in the contract, generally in a series of four steps. First, the Company uses this revenue to pay the operating expenses of the practice, which include salaries and benefits for receptionists and medical secretaries, billing and collection expenses, office supplies, real property lease payments and property insurance expenses. Second, the Company retains its minimum guaranteed management fee as provided for in the management service agreement with the affiliated practice, which usually ranges from 5% to 10% of collections. When the Company provides the fully integrated information system to the affiliated practice, the Company plans to increase the minimum guaranteed management fee by 3% of the practice's collected medical service revenues. Third, the Company pays the physicians their negotiated, budgeted percentage of collected revenues to cover the professional expenses of the practice, which include physicians' and other medical providers' salaries and benefits and professional malpractice insurance. The payments to affiliated practices for professional expenses in 1996 averaged 31% of the annual collected medical service revenues. Finally, to the extent that there is any residual collected medical service revenue, the Company retains such revenue as a supplemental management fee, usually up to 30% of collected medical service revenues.

      In general, the significant terms of the management service agreement with OB-GYN are the same as those provided for in the Company's standard equity arrangements, i.e., the Company will provide OB-GYN with management services for a term of 25 years in exchange for a minimum guaranteed fee of 10% of OB-GYN's collected medical service revenues. The OB-GYN physician-owners received approximately 46% of the practice's collected medical service revenues in 1996 to cover the professional expenses of the practice.

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

      The Company, under the terms of its standard equity management service agreement, employs all non-medical personnel and has the authority to make any changes required to improve practice efficiency and productivity and, thus, has the ability to control all non-physician operating costs. The Company does, however, establish an advisory committee for the practice, consisting of Company and professional personnel, that recommends guidelines and budgets for the practice, including staffing, personnel issues (both medical and non-medical), capital expenditures, practice acquisitions and practice expansion (including patient source and physician recruitment issues). To reduce or control expenses the Company, among other things, anticipates negotiating national purchasing contracts for key items, reviewing staffing levels to make sure they are appropriate and assisting the physicians in developing more cost-effective clinical practice patterns through the use of its integrated information system.

      The Company offers affiliated physicians who enter into asset purchase and management service agreements with the Company the option to repurchase tangible assets and the management service agreement. All existing and prospective equity management service agreements are subject to early termination. During an agreed period (generally four years in the case of existing agreements and three years in the case of pending and future agreements), the repurchase of tangible assets requires the return of all consideration paid by the Company and the repayment of all money invested in, or advanced to, the practice by the Company. The repurchase of the management service agreement requires the return of all consideration paid by the Company for the acquisition of the management service agreement. In the event of a repurchase during the agreed period, the medical practice also forfeits all management fees earned by, and all accounts receivable that have been assigned to, the Company as of the date of the repurchase. After the expiration of the agreed period in equity arrangements, termination of the affiliation requires the practice to pay the Company a negotiated amount of cash for liquidated damages or obligates the medical providers to abide by a contract not to compete. Of the physicians who have placed their business assets under the management of the Company since the inception of Old MAM, a total of 14 practices with 18 physicians have terminated their affiliation with the Company as of November 1, 1997. During 1996 two groups comprising seven practices having eight physicians were repurchased by the physicians or terminated which resulted in $153,000 of income.

      The  table  below   indicates  the  number  of  practices  and  physicians
affiliated with the Company pursuant to such equity arrangements, net of terminations, at the dates indicated:


                                         Year Ended December 31,    November 1,
                                         1994      1995     1996        1997
                                         ----      ----     ----        ----
       Number of affiliated practices     12        16       21          28
       Number of affiliated physicians    15        19       41          54


      The Company's strategy is to emphasize the expansion of physician practices under management through equity affiliations.

      NON-EQUITY SERVICE ARRANGEMENTS. The Company also provides services to medical practices pursuant to non-equity long-term service contracts. As of November 1, 1997, the Company had in place long term service contracts, ranging from four to 25 years in length, with five medical group practices having a total of 48 physicians. Services provided under current long-term service
agreements   include  billing  and  collections,   accounting,   human  resource
management, financial management and marketing. The Company's revenues under such arrangements consist of management fees based on a percentage of the medical service revenue earned by the practice. The percentage of the medical service revenue received as a management fee by the Company varies with the type of services provided. On average, in 1997 the Company has received management fees under its non-equity long-term service contracts of between 3% and 11% of the practice's collected medical service revenue.

      The Company also provides management services to over 200 physicians on a consulting basis. Such consulting services include practice management, accounting, tax preparation, employee benefits analysis and retirement and estate planning. In general, the Company is compensated under its consulting arrangements on a retainer basis.

      INFORMATION SYSTEM. The Company has purchased and is implementing an integrated information system to support its growth and acquisition plans. The Company's current plan is to provide this information system to all affiliated practices by the end of 1998. The Company's overall information system design is open, modular and flexible and is intended to give affiliated physicians and staff efficient and rapid access to complex clinical data. The system is driven by an individual patient electronic medical record ("EMR") to complement practice management and billing functions. The Company's use of the EMR enhances operational efficiencies through automation of many routine clinical functions. The EMR also improves the capacity to link treatment protocols by diagnosis and physician, thus allowing physicians to check their treatments against such protocols at the time of service.


      As affiliated physicians enter into more capitation contracts, the Company believes that effective and efficient access to key clinical patient data will be critical to improving costs and quality outcomes. The Company expects to utilize its information system to improve productivity, manage complex reimbursement procedures, measure patient care satisfaction and outcomes of care, and integrate information from multiple facilities throughout the Company's network of affiliated physicians. This system will also allow the Company to analyze clinical and cost data so that it will be able to help its affiliated physicians effectively achieve thresholds of profitability.

      INSURANCE. The Company maintains insurance, including insurance for any vicarious liability of the Company that may result from its relationship with its affiliated physician groups, in an amount that it believes to be sufficient based on historical claims and the nature and risk of its business. In addition, the Company requires each affiliated physician to maintain professional liability insurance coverage in accordance with applicable state regulations.

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

      The Company believes that it can effectively compete by employing two strategies. First, the Company provides a broad range of management and support services (including an integrated information system) to small and medium, as well as larger, physician groups, while, at the same time, offering physicians greater medical autonomy than permitted by most competitor's arrangements. Second, the Company offers equity in the Company as partial consideration for the acquisition of practice assets and management service contracts. The Company expects that the relative ownership position in the Company of the affiliated physicians will continue to rise as the Company acquires assets of affiliated practices and enters into management arrangements through the issuance of additional equity consideration.

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

      In 1996 the affiliated medical groups derived approximately 35% of their medical service revenue from services provided under Medicare and Medicaid programs, and approximately 30% from contractual fee-for-service arrangements with numerous payors and managed care programs, none of which individually aggregated more than 10% of medical service revenue. The remaining 35% of medical service revenue was derived from various fee-for-service payors.

      As part of its management services, the Company plans to negotiate contracts with licensed insurance companies, such as health maintenance organizations ("HMOs"), under which the affiliated physicians might assume financial risk in connection with providing health care services under various capitation arrangements. In "capitation arrangements," the involved physicians agree to provide for all or nearly all of the health care needs of a defined patient population for a flat fee, which is fixed in advance by the terms of the contract. In most instances, the fee is paid monthly on a per capita basis, based on the number of patients within the insurance plan assigned to the physicians. The physicians are the parties at risk in these arrangements, as they are paid the flat fee regardless of the amount of their service utilization by the covered patients. The Company's role in these contracts would be only that of negotiation; the Company would not enter into any risk-sharing relationship. To the extent the affiliated physicians are in the business of insurance as a result of entering into risk-sharing arrangements with HMOs, they may be subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs. The Company would not be subject to such requirements because it is not a party to these risk-sharing arrangements. However, any change in reimbursement statutes, regulations, policies, or practices could adversely affect the operations of the Company.

      Laws exist in many states that prohibit the corporate practice of medicine other than by physicians. Under these laws, business corporations such as the Company may not engage in the practice of medicine and may not employ physicians to practice medicine. However, the Company believes that it is not in violation of any such applicable state laws because it performs only non-medical administrative services, does not represent to the public or its clients that it offers medical services, does not exercise influence or control over the practice of medicine by the affiliated physicians and does not employ the affiliated physicians.

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

      The federal anti-kickback statute also prohibits the knowing and willful making or causing to be made of false claims with respect to Medicare and certain state health care programs. In addition, the False Claims Act is a broad federal statute that can be applied to physician groups and corporations such as the Company. The statute includes prohibitions against knowingly presenting to the federal government a false or fraudulent claim for payment or approval, as well as knowingly making or using a false record or statement to get a false or fraudulent claim paid or approved by the federal government. The statute is increasingly used to fight the proliferation of false and fraudulent claims for payment through federal health care programs. Because the Company files claims for payment by such federal programs and other private insurers, it has taken and continues to take reasonable measures to detect and prevent errors in its billing process. The Company believes that it is in compliance with the false claims provisions of the federal anti-kickback statue and the False Claims Act, although there can be no assurance that the Company's activities will not be challenged by regulatory authorities.

      Additionally, a federal statute known as "Stark II" prohibits referrals by a physician, or an immediate family member, of Medicare or Medicaid patients to an entity providing certain services in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The services addressed by the statute include clinical laboratory services, physical therapy services, occupational therapy services, radiology and ultrasound services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients and supplies, prosthetics, orthotics, and prosthetic devices, home health services and supplies, outpatient prescription drugs, and inpatient and outpatient hospital services. Some states have enacted similar self-referral laws. The Company believes that it is in compliance with all such legislation, although future regulatory changes could require the Company to modify the form of its relationships with physician groups.

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

      EMPLOYEES.

      As of November 1, 1997, the Company employed 291 persons, including 51 employees at the Company's headquarters and regional offices and 240 employees at its affiliated physician practices. Of these employees, 137 were full time and 154 were part time. No employee of the Company or of any affiliated physician group is a member of a labor union or subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.     DESCRIPTION OF PROPERTY.

      The  Company  leases  or owns  offices  in six  different  locations.  The
Company's executive offices are in leased facilities in Mesa, Arizona. The Company maintains administrative offices in leased facilities in Orange County, California and Pittsburgh, Pennsylvania. The Company owns three office buildings in Colorado, Mississippi and Florida in which its affiliated physicians practice medicine. The Company's owned real estate in Colorado is subject to a mortgage in the principal amount of $301,000. See Note 6 to the Company's Financial Statements. The Company believes that all of its real property is adequately covered by insurance.

     The Company's leased office space is governed by lease agreements that expire at various dates through 2005. The cost of leased facilities for the Company's offices was $1,418,000 in 1996as compared to $972,000 in 1995, See
Note 13 of the Company's audited financial statements for future minimum lease payments due under noncancellable operating leases. Although the

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

ITEM 3. LEGAL PROCEEDINGS.

      The Company is presently engaged in various proceedings occurring in the course of its business of entering its affiliations with physician practices and medical related entities. However, except as described below and in Notes 9 and 12 to the Company's Financial Statements, management believes that the ultimate outcome of these proceedings is not expected to be material to operations or the Company's financial position.

      The Company is a defendant in an arbitration proceeding captioned Century City Plaza Radiology Medical Group; Neil L. Horn, M.D.; Neil L. Horn, M.D., Inc., Ralph Borrows, M.D.; Brona H. Burrows (collectively "Century City") v. Medical Asset Management, Inc. filed on June 26, 1997 with the American Arbitration Association in Los Angeles, California. In its arbitration demand against the Company, Century City alleged breach of contract, breach of fiduciary duty, request for indemnification, and constructive fraud with respect to an asset purchase and clinic management agreement entered into by Old MAM in 1993. Century City has requested compensatory damages in the amount of $517,000, loss of profits in the amount of $400,000, unspecified attorneys fees, and punitive damages. On August 1, 1997 the Company filed a response denying liability and counterclaim asserting claims for material misrepresentation and other causes of action. The Company has requested damages to indemnify it for physician compensation, operating expenses, and management fees as well as punitive damages, interest, attorneys fees and costs. The proceeding is in a discovery phase with hearings expected to be scheduled by year end 1997.

      In addition, the Company has filed a civil action against One Capital Corporation in Maricopa County, Arizona Superior Court and, by way of counterclaim, in Colorado for, among other things, breach of fiduciary duty, breach of oral agreement, and misappropriation of trade secrets. The Company had entered into a corporate advisory agreement in 1995 under which the advisory firm agreed to perform certain services for the Company in return for fees and stock options of the Company. In an action filed against the Company in Denver County, Colorado Superior Court, an individual plaintiff alleged breach of contract. The Company believes that plaintiff's allegations are without merit. In response to the Company's complaint, One Capital Corporation filed a counterclaim against the Company, seeking specific performance of the advisory agreement and, in the alternative, damages. The Company believes One Capital Corporation's counterclaims are without merit. The litigation is in preliminary stages and, therefore, the outcome cannot be determined. However, the Company's maximum exposure should the advisory firm prevail would be the grant of a stock option with respect to 375,000 shares of the Company's common stock at an exercise price equivalent to a 40 to 50 percent discount from fair market value, plus attorneys' fees.

      Information  with  respect  to  litigation   settlements  accrued  on  the
Company's financial statements for the year ended December 31, 1996 is set forth in Note 9 to the Company's

Financial  Statements.   See  also  "Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations - Results of Operations."

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders during the last quarter of fiscal year 1996.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

      Neither the Company's Common Stock nor its Series A Convertible Preferred Stock is listed on any exchange or major reporting system. The Company's Common Stock is traded over the counter by means of the NASDAQ Bulletin Board system.

      The range of the high bid and low bid prices of the Company's Common Stock for each quarter within the last two complete fiscal years, the first three quarters of fiscal 1997 and the fourth quarter through November 7, 1997 is as follows:

       ============================================================
                Quarter Ending           High Bid       Low Bid
       ============================================================
       1997     December 31 (through
                November 7, 1997)        $1.312         $1.187
                September 30              1.937          1.750
                June 30                   3.937          3.625
                March 31                  3.875          3.375
       ============================================================
       1996     December 31                4.94          4.88
                September 30               6.13          5.12
                June 30                    8.50          3.37
                March 31                   5.50          1.92
       ============================================================
       1995     December 31                4.75          1.75
                September 30               5.375         4.75
                June 30                    6.25          5.00
                March 31                   6.43          5.37
       ============================================================


The  above  prices  (based  on  IDD  Information   Services/Tradeline)   reflect
inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

      As of December 31, 1996, there were approximately 230 holders of record of the Company's Common Stock and one holder of record of the Series A Convertible Preferred Stock. There is no market for the Series A Convertible Preferred Stock.

      The Company has paid no dividends in the past on any class of stock and does not anticipate paying dividends in the near future. There are no restrictions that limit the payment of future dividends on any class of stock.

      1994 SALES. In June 1994, the Company issued 6,960,000 shares of its Common Stock to the shareholders of Old MAM in return for all of the issued and outstanding shares of common stock of Old MAM. The effect of this transaction was for Old MAM to acquire control of the Company, and thereafter to merge Old MAM with and into the Company, with the Company being the surviving entity. This stock was exchanged pursuant to an agreement between the 15 shareholders of Old MAM and the Company. These shareholders exchanged their shares of Old MAM initially for 62% of the shares of the Common Stock of the Company. In total, the shareholders of Old MAM (principally Messrs. Regan and Calvert, now officers and directors of the Company) acquired 80% of the shares of the Company as of the date of the closing of the transaction. The Company shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933 (the "Act").

      In 1994, the Company issued 3,000,000 shares of Series A Convertible Preferred Stock to Edward Dickstein in exchange for outstanding shares of preferred stock of Old MAM pursuant to a share exchange agreement with the Company. Such issuance was exempt pursuant to Section 4(2) of the Act. In July 1996, 750,000 shares of Common Stock were issued to the original holder of the Series A Convertible Preferred Stock pursuant to the agreed conversion terms; such issuance upon conversion of a like number of shares of such preferred stock was exempt from registration pursuant to Section 3(a)(9) of the Act.

      In 1994, the Company sold 21,400 shares of restricted Common Stock for cash at $2.50 per share to accredited investors. That same year, the Company also exchanged 366,478 shares of restricted Common Stock with approximately 12 physicians for assets with a net book value of $370,000, or the equivalent of $1.01 per share, in reliance on the exemption under Section 4(2) of the Act. The Company also issued 354,286 shares of Common Stock pursuant to Regulation S to overseas investors during 1994 in consideration for the cancellation of promissory notes in a principal amount of $550,000. Certain other DE MINIMIS sales of shares of Common Stock to investors also occurred in 1994 pursuant to
Section 4(2) of the Securities Act of 1933. No underwriter was used in connection with any of these transactions.

      1995 SALES. During 1995, the Company sold $762,000 principal amount of 12% Series B Convertible Redeemable Secured Subordinated Debentures due April 28, 2000 through Global Securities Corporation of Vancouver, British Columbia. The sale of these debentures was limited to non-residents of the United States. In connection with the original sale, the Company relied on Regulation S for an exemption from registration. These debentures in the principal amount of $718,000 were converted by the holders into 150,305 shares of Common Stock in 1996; the issuance of shares of Common Stock upon conversion was exempt pursuant to Section 3(a)(9) of the Act. The remaining $44,000 of convertible debentures were redeemed in cash.

      During the period from August through December 1995, the Company sold 575,000 shares of Common Stock to eight accredited investors in eight individual transactions for a total consideration of $775,000 pursuant to an exemption under Section 4(2) of the Act.

      1996 SALES. On May 31, 1996 the Company sold 2,000,000 shares of Common Stock to 30 accredited investors for $8,000,000, or $4.00 per share. Cruttenden Roth Incorporated of Irvine, California, was the selling agent. The Company issued these shares in reliance upon the exemption provided under Section 4(2) of the Act. On May 31, 1996, the Company also issued to Cruttenden Roth a warrant to purchase 140,000 shares of the Company's Common Stock at an exercise price of $7.05 per share, which expires on May 31, 2001. No warrants have been exercised to date. On August 1, 1996 the Company filed a Registration Statement on Form SB-2 under the Securities Act of 1933 to permit the resale of these 2,000,000 shares as agreed in connection with that private placement; this registration statement has not been declared effective.

      In January 1996, the Company issued for cash 200,000 shares of Common Stock to certain individuals at $1 per share. In December 1996, 18,000 shares of common stock were issued for cash at $3.50 per share. The Company issued an additional 283,174 shares at prices ranging from $2.50 to $3.50 per share for a total of $948,000 in private placement transactions during 1996. The Company issued these shares in separate transactions each in reliance upon the exemption provided under Section 4(2) of the Act.

      In 1996, 77,918 shares were issued as compensation to physicians in accordance with the terms of their respective asset purchase agreements and certain individuals in accordance with commission agreements valued at $375,000. In addition, $145,000 of legal fees were paid through the issuance of 43,398 shares of Common Stock. The Company also entered into an agreement with a physician in 1996 whereby the physician has the right, but not the obligations, to purchase Common Stock at $3 per share limited by percentages ranging form 1% to 5% of his clinic's revenue in return for the Company being given the opportunity to take over the physician's practice on retirement. No shares have been purchased under this agreement. The Company issued these shares in separate transactions each in reliance upon the exemption provided under Section 4(2) of the Act.

      At December 31, 1996 the Company had agreed to issue, pursuant to equity affiliation agreements with physicians, a total of 1,988,071 shares during the period 1997 to 2000.

      1997 SALES. To date in 1997 the Company has committed to issue an aggregate of 573,811 shares of Common Stock at prices ranging from $2.68 to $4.79 per share pursuant to 10 asset purchase agreements with physicians. The Company issued these shares in separate transactions each in reliance upon the exemption provided under Section 4(2) of the Act.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      SELECTED FINANCIAL DATA

      The following table sets forth certain selected financial data for the three years ended December 31, 1996, during which time the Company has operated as a physician practice management company. The selected financial data are derived from the audited financial statements of the Company which, insofar as periods prior to 1996 are concerned, have been restated as indicated under "Overview - Restatement." This selected financial data should be read in conjunction with the financial statements included elsewhere in this Form 10-KSB, including the pro forma financial statements that give effect to the acquisition of OB-GYN in April 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Index to Financial Information."

      The audited consolidated financial statements of the Company for the year ended December 31, 1996 and the restatement for the years ended December 31, 1995 and 1994 were available on October 30, 1997. The Form 10-SB was filed on November 21, 1997. This Form 10-KSB is being filed as soon as practicable. Unaudited financial data for quarterly periods in 1997 will be included in the quarterly reports on Form 10-QSB for the periods ended March 31, 1997, June 30, 1997 and September 30, 1997 to be filed as soon as possible.


                         MEDICAL ASSET MANAGEMENT, INC.


                                           YEAR ENDED DECEMBER 31,

                                       1994(4)      1995(4)        1996(4)
                                       -------      -------        -------
                                     (restated)    (restated)

STATEMENT OF OPERATIONS DATA:        (in thousands, except for per share data)

Net Revenue                             $  2,573      $  6,400      $ 10,379
Operating Expenses:
  Clinic expenses                          1,389         5,378         8,514
  Depreciation and amortization              149           374           988
                                        --------      --------      --------
    Total operating expenses               1,538         5,752         9,502
                                       ---------      --------      --------


Income from operations                     1,035           648           877
General and administrative expenses        1,283         1,841         3,880
                                        --------      --------      --------
                                            (248)       (1,193)       (3,003)
Other income (expense)                       147          (289)       (2,671)(3)
Income taxes                                  --            51          --
                                         --------      --------      --------
Net loss                                  $ (101)     $(1,533)       $(5,674)

Net loss per share                         $(.01)      $ (.15)        $ (.43)

Weighted-average number of
Common Stock                               9,169       10,376         13,093


BALANCE SHEET DATA:
Cash and cash equivalents               $     50      $    134      $  4,664 (1)
Working capital                              213         1,447         5,103
Total assets                               6,991        11,833        31,920
Long term debt and capital
lease  obligations (2)                        61         1,446         2,426
Total stockholders equity               $  3,781      $  7,332      $ 19,248

OTHER DATA:
Cash flows provided by
 (used in):
  Operating activities                   $(1,063)      $(1,872)      $(2,106)
  Investing activities                      (106)         (291)       (3,917)
  Financing activities                     1,128         2,247         9,289

(1) Includes restricted cash of $1,264,000 at December 31, 1996 to collateralize the Company's line of credit.

(2) Excludes current portion of long term debt and capitalize lease obligations.
See Note 10 to the Company;s Financial Statements with respect to the Company's deferred tax liability.

(3) See Notes 9 and 12 to the Company's Financial Statements for a discussion of litigation settlements and clinic terminations.

(4) See Note 4 to the Company's Financial Statements for a discussion of the effects of acquisitions.


      OVERVIEW.

      GENERAL. The Company is a physician practice management company that develops contractual affiliations with physician practices that provide for management by the Company and clinical autonomy for the physicians. The Company also offers a full array of management services as an MSO under long term service contracts, to both affiliated physicians and other independent healthcare entities, directly and through its subsidiary, HPM. HPM also provides management services on a consulting basis to over 200 physicians in Pennsylvania, West Virginia and Ohio. As of November 1, 1997, the Company has entered into equity and non-equity affiliations with 33 medical practices having a total of 102 physicians in eleven states.

      For the years ended December 31, 1996 and 1995, the medical groups affiliated with the Company derived approximately 35% and 30% of their medical service revenue from service provided under Medicare and Medicaid programs, respectively, and approximately 30% and 30% from contractual fee-for-service arrangements with numerous payors and managed care programs, respectively, none of which individually aggregated more than 10% of medical service revenue. The remaining 35% and 40% of medical service revenue was derived from various fee-for-service payors. Changes in the medical group's payor mix can affect the Company's revenue. See Note 8 to the Company's Financial Statements.

      During 1996, management determined that the Occu-Med franchises held by Old MAM at the time of its acquisition by the Company in June 1994 were no longer valuable to the primary business of the Company and would not be a source of future revenue. Accordingly, the remaining net realizable value of $902,000, or $.07 per share, was written off. The "Occu-Med" concept involved the marketing of programs in the areas in California designed to reduce lost work time from work-related injuries.

      RESTATEMENT. During 1996 management restated the prior years' financial statements for certain corrections of accounting principles and misapplication of facts that existed at the time the 1995 and 1994 financial statements were prepared. The aggregate amount of the restatement resulted in a reduction in earnings from the previously reported net income for the year ended December 31, 1995 of $578,000 to a net loss of $1,533,000 and a reduction in earnings from the previously reported net loss for the year ended December 31, 1994 of $65,000 to a net loss of $101,000.

      The following schedule summarizes the effect on net income (loss), net income (loss) per share and stockholders' equity as a result of restating the Company's 1995 financial statements from that previously reported in November 1996:


                                 Net Income       Net Income       Stockholders'
                                   (Loss)      (Loss) Per Share       Equity
                                   ------      ----------------       ------
   1995:
    As previously reported         $ 578,000      $ .05           $6,657,000

    Adjustment                    (2,111,000)      (.20)             675,000
                                  -----------      ----            ----------
     As restated                  $(1,533,000)     $(.15)         $7,332,000


      The following schedule summarizes the effect on net income (loss), net income (loss) per share and stockholders' equity as a result of restating the Company's 1994 financial statements from that previously reported in November 1996:

                                 Net Income       Net Income      Stockholders'
                                   (Loss)      (Loss) Per Share      Equity
                                   ------      ----------------      ------
    1994:
     As previously reported      $ (65,000)       $(.00)           $1,773,000

     Adjustment                    (36,000)        (.00)            2,008,000
                                  ---------       ------          -----------
     As restated                 $(101,000)       $(.00)           $3,781,000


      RESULTS OF OPERATIONS.

      The following table sets forth the percentages of revenue represented by certain items reflected in the Company's Statement of Operations:


                                              YEAR ENDED DECEMBER 31,
                                           1994        1995       1996
                                           ----        ----       ----
              Revenue                     100.0%     100.0%     100.0%
              Operating expenses:
              Clinic expenses              54.0%      84.0%      82.0%
              Depreciation and
                 amortization               5.8%       5.9%       9.6%
                                            ---        ---        ---


              Income from operations       40.2%      10.1%       8.4%
              General and                  49.9%      28.8%      37.4%
              administrative
              Other income (expense)        5.8%     (4.5)%     (25.7)%
              Income tax expense               --    (0.8)%       --
                                            ----      ----       ----
                     Net loss              (3.9)%    (24.0)%    (54.7)%


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

      At December 31, 1996, the Company managed 26 practices having a total of 89 physicians in eleven states pursuant to its equity and non-equity arrangements, as compared to 19 practices having a total of 27 affiliated physicians in four states at December 31, 1995. During 1996, the Company entered into such arrangements with 14 additional practices and terminated seven practices as compared to eight additional practices and one termination in 1995. Changes in the results of operations from 1995 to 1996 were caused primarily by affiliations with these additional practices (net of termations), the continued building of a corporate infrastructure, write-off of franchise fees and the settlement of certain litigation, with their corresponding professional fees.

      NET REVENUE  increased  $3,979,000,  or 62%, to  $10,379,000  in 1996,  as
compared to $6,400,000 in 1995. The Company's revenue growth in 1996 is attributable to the addition of new management services agreements, which contributed about 50% of the total revenue. Revenue from existing management agreements in 1996 reflects a full year's results for practices acquired in 1995 as well as from the addition of new management agreements. The terminations of seven physician groups having eight physicians had an adverse effect on net revenues in 1996.


                                                       Year Ended December 31,
                                                         1995         1996
                                                         ----         ----

       Revenue from Existing Management Agreements    $2,573,000    $5,239,000
       Revenue from New Management Agreements          3,827,000     5,140,000
                                                       ---------     ---------
          Total Revenue                               $6,400,000   $10,379,000


      The Company's management services agreements with the physician practices specify the percentage of net collected revenues to be paid to the affiliated physicians and the percentage to be received by the Company. Medical service revenue received by affiliated medical groups increased by 82% in 1996 to approximately $21,775,000 as compared to $11,986,000 in 1995, offset by a 40% increase in the provisions for doubtful accounts and contractual adjustments also increased from $2,347,000 in 1995 (20% of medical service revenue) to $8,160,000 in 1996 (37% of medical service revenue). If the collected revenue is insufficient to pay the Company its minimum guaranteed management fee, the Company is authorized to reduce the amount of revenue paid to the affiliated physicians to the extent necessary to pay the minimum guaranteed management fee. See Note 3 to the Company's Financial Statements.

      Revenues attributable to the operations of HPM, which was acquired by the Company effective December 31, 1995, were $1,319,000 in 1996 as compared to $1,090,000 in 1995, reflecting revenues of $225,000 from non-equity long term service contracts as well as $1,044,000 from consulting fees. Long-term service contracts range from four to eight years in length and provide management fees based on a percentage of medical service revenue earned by the practice. At December 31, 1996, the Company, through HPM, had entered into five long-term MSO contracts involving 48 physicians in two states, while at December 31, 1995 the Company had entered into three such contracts involving eight physicians.

      OPERATING EXPENSES consist of (i) clinic salaries, wages and benefits, clinic laboratory and fees, clinic rent, other clinic costs and consulting fees and (ii) depreciation and amortization expenses. Clinic operating expenses increased by $3,135,000, or 58%, to $8,514,000 in 1996 from $5,379,000 in 1995.
The 58% increase in clinic operating expenses was slightly less than the 62% increase in 1996 net revenues over 1995 net revenues. The increase in 1996 operating expenses also reflects the addition of an oncology practice with significantly higher drug and medication costs. Depreciation and amortization expenses for 1996 increased by $614,000, or

164%, to $988,000, as compared to $374,000 for 1995. This increase was primarily the result of the amortization and depreciation of newly acquired management service agreements and fixed assets.

      INCOME FROM OPERATIONS increased $229,000, or 35% to $877,000 in 1996 from $647,000 in 1995. Substantially all of this increase was attributable to the addition of new affiliated physician practices.

      GENERAL AND ADMINISTRATIVE EXPENSES consist of salaries paid to corporate staff, administrative, legal and accounting and development costs. During 1996 the Company added 12 new physician practice affiliations, as compared to five new affiliations in 1995. General and administrative costs increased by $2,039,000, or 111%, to $3,880,000 in 1996 from $1,841,000 in 1995. The increase was primarily the result of a build-up in the Company's financial and operational staffs, additional professional and administrative costs incurred in 1996 and expenses related to the Company's SEC reporting requirements.

      OTHER INCOME (EXPENSE) consists principally of net loss on litigation settlements, clinic terminations and franchise fee write-off expenses totaling $2,454,000 in 1996. See Notes 9 and 12 to the Company's Financial Statements. Losses on settlements of lawsuits of $1,710,000 and the write-off of the Occu-Med franchise agreement of $902,000 were partially offset by gains on clinic terminations of $153,000. Interest expense declined in 1996 to $252,000, as compared to $292,000 in 1995, primarily as a result of varying interest rates on the Company's outstanding debt and the conversion and retirement of outstanding debentures. Interest income of $114,000 in 1996 resulted from investing a portion of funds received from a private placement that was completed in June 1996.

      INCOME TAXES were zero in 1996 as a result of the loss in that year as compared to $51,000 in 1995. A deferred tax asset of $3,041,000 has been reserved because of uncertainty about the ability of the Company to produce the necessary taxable income to utilize the related benefit.

      NET LOSS  increased  $4,141,000,  or 270%, to a loss of $5,674,000 in 1996 from a net loss of $1,533,000 in 1995 The increase in the net loss was the result of a $2,454,000 charge for losses on settlements of lawsuits, terminations of certain physician practice management agreements, write-off of the Occu-Med franchise agreement and a $2,039,000 increase in general and administrative expenses in 1996 compared to general and administrative expenses of $1,841,000 in 1995.

      NET LOSS PER SHARE increased to ($.43) per share in 1996 as compared to ($.15) per share in 1995 as a result of the increase in net loss and an 26% increase in the weighted average number of shares of Common Stock outstanding.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994.

      At December 31, 1995, the Company managed 19 practices having a total of 27 physicians in four states pursuant to its equity and non-equity arrangements, as compared to 12 practices having a total of 15 physicians in three states at December 31, 1994. During 1995, the Company entered into such arrangements with eight additional practices and terminated one agreement as compared to nine additional agreements entered into and no terminations in 1994. Changes in the results of operations from 1994 to 1995 reflect a full year's results of the practices acquired in 1994 and the affiliations with the additional practices in 1995.

      NET REVENUE  increased  $3,827,000,  or 149%,  to  $6,400,000  in 1995, as
compared to $2,573,000 in 1994. The Company's revenue growth in 1995 is attributable both to the addition of the new management agreements and increased revenue from existing management agreements reflecting a full year's results for the practices the Company acquired in December 1994.


                                                    Year Ended December 31,
                                                    -----------------------
                                                       1994         1995
                                                       ----         ----
       Revenue from Existing Management Agreements   $   435,000   $2,573,000
       Revenue from New Management Agreements          2,138,000    3,827,000
                                                      ----------   ----------
          Total Revenue                               $2,573,000   $6,400,000


      Revenues attributable to the operations of HPM for 1995 and 1994, prior to the acquisition of HPM by the Company, were derived from consulting services to over 300 physicians in Pennsylvania, Ohio and West Virginia. Revenues were $1,090,000 in 1995 as compared to $1,125,000 in 1994.

      OPERATING EXPENSES consist of (i) clinic salaries, wages and benefits, other clinic costs and consulting fees and (ii) depreciation and amortization expenses. Operating expenses increased by approximately $4,000,000 to $5,400,000 million, or 286%, in 1995 from $1,400,000 million in 1994. The increase was primarily the result of the Company reflecting a full year's cost of the practices acquired in December 1994. Depreciation and amortization expenses for 1995 increased by $224,000, or 150%, to $374,000, as compared to $149,000 for
1994. This increase was primarily the result of the amortization and depreciation of newly acquired management service agreements and fixed assets.

      INCOME FROM OPERATIONS decreased $387,000, or 37%, to $647,000 in 1995 from $1,034,000 in 1994. While net revenue increased by 149%, clinic operating expenses increased by 286%.

      GENERAL AND ADMINISTRATIVE EXPENSES consist of salaries paid to corporate staff, administrative, legal and accounting and development costs. General and administrative expenses increased by $552,000, or 43%, to $1,841,000 in 1995 from $1,283,000 in 1994. The increase was primarily attributable to additions to the corporate staff in support of the increase in clinics and increased professional fees associated with private placements completed in 1995.

      OTHER INCOME (EXPENSE) consists of interest income, interest expense and other income. In 1995 total other expense was $289,000, primarily interest expense, while in 1994 total other income was $147,000, a difference of $436,000. In 1995, interest expense increased $266,000, or 1055%, to $292,000 in
1995 as compared to $25,000 in 1994. The increase was primarily the result of the issuance of $762,000 in 12% Series B Convertible Redeemable Secured Subordinated Debentures in April 1995 and interest at 10% on notes payable to physicians related to acquired accounts receivable. In 1994 other income consisted of $169,000 in miscellaneous income that the Company recognized as the result of debt forgiveness.

      NET LOSS PER SHARE increased to ($.15) per share in 1995 from ($.01) per share in 1994 as a result of the increase in net loss in 1995 and a 13% increase in the weighted average number of shares of Common Stock outstanding.

      LIQUIDITY AND CAPITAL RESOURCES.

      SUMMARY. The Company has experienced losses from operations and negative cash flows from operating activities for the years ended December 31, 1996 and 1995. Significant contributing factors to the loss in 1996 were lawsuit settlements (see Notes 9 and 12 to the Company's Financial Statements), related professional expenses and general and administrative expenses and the rapid growth of the Company. In addition to these factors, cash used in operations in 1996 was primarily the result of the Company's decision to defer the timely collection of management fees to support the growth of practices under management agreements. The Company has funded the loss from operations and cash flow shortfalls with private placement stock offerings and third party credit facilities which were secured by $1,264,000 of the Company's certificates of deposit at December 31, 1996. The Company's decision during 1996, which continued into 1997, to reinvest funds in medical practices that are already owned, and fund acquisitions of additional medical practices along with cash required to meet debt obligations and fund operations has significantly reduced the amount of cash available to the Company subsequent to December 31, 1996. As a result, the Company will be required to seek additional financing from banks, institutional investors and other sources and to reduce or contain costs in order to fund operations and meet obligations and future commitments.

      Because these conditions raise substantial doubt about the Company's ability to continue as a going concern, the report of independent auditors on the Company's financial statements as of and for the year ended December 31, 1996 included an explanatory paragraph to that effect. See Note 2 to the Company's Financial Statements and "Management Business Plan" below.

      WORKING CAPITAL. At December 31, 1996, the Company's net working capital was $5,103,000, as compared to $1,447,000 at December 31, 1995. The principal component of the Company's working capital are cash and accounts receivable. Unrestricted cash increased by $3,265,000 from $135,000 in 1995 to $3,400,000 in 1996 primarily as a result of private placements of 2,501,174 shares of the Company's Common Stock for $8,400,000 cash net of placement costs. Accounts receivable principally represent receivable from patients and third parties for medical services provided by physician groups. Such amounts are recorded net of contractual allowances and estimated bad debts. Accounts receivable are a function of net physician practice revenue rather than net revenue of the Company. Accounts receivable increased $1,325,000, or 41%, to $4,481,000 in 1996 from $3,155,000 in 1995, reflecting the

Company's addition of 12 new practices in 1996 and the termination of seven practices in 1996. Physician receivables, less $150,000 of allowance for doubtful accounts in 1996, were $2,660,000, as compared to $27,000 in 1995, reflecting funds advanced to practices to pay operating expenses under the terms of the management services agreements. At December 31, 1996 and 1995, advances to and receivables from physician groups exceeded amounts relating to the liability for the physician's portion of uncollected net billings. See Notes 4 and 8 to the Company's Financial Statements. As part of the Management Business Plan, the Company plans to reduce advances made to physicians.

      CASH FLOWS. Net cash used in investing activities in 1996 was $3,917,000, a $3,626,000 increase over $291,000 used in investing activities during 1995. These increases were due to cash payments for the acquisition of non-medical assets and management contracts, primarily OB-GYN, where $1,806,000 of cash was invested.

      Net cash provided by financing activities during 1996 was $9,289,000, a $7,042,000 increase over the $2,247,000 net cash provided by financing activities during 1995. This increase resulted primarily from a private placement of Common Stock on May 31, 1996, which yielded proceeds, net of offering expenses, of $7.2 million. Approximately $2.7 million and $2.9 million of these proceeds were used to fund acquisitions and to reinvest funds in medical practices already owned, respectively. The Company also entered into a loan agreement and revolving credit/term facility under which the Company could borrow up to $2,500,000. On December 31, 1996, the Company had an outstanding balance of $1,264,000 under this credit facility. Net cash provided by financing activities during 1996 was partially offset by the repayment of notes payable to affiliated physicians in connection with equity arrangements. See "Debt Facilities" for information concerning developments to date in 1997.

      Net cash used in operations in 1996 was $2,106,000, a $234,000 increase over the $1,872,000 used in operations in 1995. While the 1996 net loss adjusted for non cash expenditures declined to $618,000 from 1995's net loss adjusted for non cash expenditures of $1,109,000, increases in 1996 assets, primarily accounts receivables, required $725,000 in additional uses of cash resulting in a net increase in cash required by operation activities of $234,000 in 1996.

      ACQUISITION PROGRAM AND CAPITAL EXPENDITURES. Over the past three years, the Company entered into contractual affiliations with nine practices with an aggregate tangible value of $553,000 in assets in 1994, five practices with an aggregate tangible value of $469,000 in assets in 1995, and 12 practices with an aggregate tangible value of $4,186,000 in assets in 1996. In addition to acquiring the tangible values, the Company acquires an intangible asset equal to the value of the Company's Common Stock issued to acquire the management agreement. This intangible value is recorded at the time of acquisition based upon the then value of the stock issued and to be issued. The total intangible value for the three years ended December 31, 1996 amounted to $14,420,000. The breakdown of the consideration for these acquisitions was as follows:


                                                      December 31,
                                                      ------------
                                              1994            1995        1996
                                              ----            ----        ----

Cash and transaction costs              $   98,000     $    5,000     $2,653,000

Liability assumed                             --             --           16,000
Notes payable                                    0        446,000      1,512,000
Common Stock issued
 and to be  issued                         697,000      3,764,000      8,752,000
                                        ----------     ----------     ----------

   Total                                $  795,000      $4,215,000   $12,933,000
                                        ==========     ==========     ==========

The cash portion of the purchase price was funded by a combination of internally generated funds, the proceeds from the sale of shares of Common Stock and convertible debt securities in private placement or offshore transactions and borrowings under the Company's credit facility, which were also used to fund Company operations, as follows (net of repayment of debt and payments under capital lease obligations):

                                                 December 31,
                                                 ------------
                                        1994           1995              1996
                                        ----           ----              ----
Debt                                $1,568,000       $  623,000       $1,587,000
Convertible debt                          --            809,000             --
Common Stock                            54,000        1,231,000        8,376,000
                                    ----------       ----------       ----------
      Total                         $1,622,000       $2,663,000       $9,963,000
                                    ==========       ==========       ==========


For transactions completed through December 31, 1996, the scheduled issuance of shares of Common Stock that the Company is committed to deliver in the future are 693,449 shares in 1997, 592,783 shares in 1998, 544,076 shares in 1999 and
157,763 shares in 2000.

      The Company has completed the acquisition of or entered into service agreements with 13 practices subsequent to December 31, 1996 and prior to October 30, 1997. As consideration for these acquisitions in 1997, the Company has agreed to pay approximately $1,250,000 in cash (of which $719,000 has been paid) and has issued approximately $2,000,000 principal amount in short term and subordinated notes of which 20% is due on each of the subsequent four anniversary dates, and issue 576,311 shares of Common Stock over the next four years valued at approximately $2,400,000.

      The Company's installation of new information technology in all of its affiliated practices is scheduled to be completed by the end of 1998. The equipment and installation costs of $1,737,000 are being financed principally through notes payable in the aggregate amount of $1,238,000, of which $786,000 is due in 1998 and the remainder in 1999. The note is collateralized by software licenses. The Company plans to increase its management fee charged to affiliated physicians by 3% annually as this software is installed in each practice.

      DEBT FACILITIES. The Company's outstanding debt obligations consist of a line of credit, notes payable, long-term debt, and convertible subordinated debt.

      At December 31, 1996, the Company had $2,500,000 available under a line of credit with a bank. The amount outstanding under the line was $1,264,000 at December 31, 1996 at 4.9%. Upon maturity on May 30, 1997, this note was extended to May 29, 1998 at 6.72%. Amounts were available under this line only to the extent the Company had certificates of deposit to secure the balance. At December 31, 1996, $1,236,000 remained available for use under the line. On September 3, 1997, all amounts outstanding under the line were repaid. On October 16, 1997, the Company entered into a $1,250,000 accounts receivable factoring line of credit under which approximately $572,000 was outstanding and repaid on November 24, 1997. The Company borrowings were limited to a formula equal to 40% of accounts receivable outstanding for less than 90 days at the time of the borrowing. A factoring commission of 1% for each 30 day period in addition to interest at the published prime rate plus 2% could be charged on outstanding borrowings. A reserve of 5% of the total outstanding invoices was also required. This facility was guaranteed by certain officers of the Company.

      The Company entered into a new accounts receivable credit facility dated as of November 12, 1997 under which 80% of the net collectible value of the Company's accounts receivable could be advanced up to $2.5 million. The Company initially borrowed approximately $1,600,000 on November 24, 1997, the proceeds of which were used to repay the outstanding borrowings under the existing factoring accounts receivable line described above and to fund working capital needs.

      At December 31, 1996, the Company had four notes payable totaling $301,000 due upon demand including interest at 10%. On July 21, 1997, the total amount due under these notes on that date of $318,000 was forgiven. This forgiveness will be recognized in the Company's financial statements in the quarter ended September 30, 1997. The Company also has $ 141,000 of demand notes payable at interest rates ranging from 8% to 10% due in 1997. Also, at December 31, 1995, the Company had $937,000 of demand notes at interest rates ranging from 8% to 10%. In August 1996, $263,000 of the 1995 balance plus $12,000 of additional interest accrued in 1996 was converted into 47,565 shares of Common Stock. Additionally, $516,000 of the 1995 balance was forgiven in conjunction with the termination of certain management agreements in 1996.

      At December  31,  1996,  the  Company's  long-term  debt in the  aggregate principal amount of $3,694,000 (including current portion of $1,393,000) consisted of:

          (i) Notes payable to various individuals in conjunction with asset acquisitions, interest at 10%, maturing on various dates in 1996 and 1997, with all unpaid principal and accrued interest due at maturity date in the amount of $1,511,000;

          (ii) Mortgage payable to a bank, collateralized by a building, with a net book value of $510,000 interest at 10%, with monthly payments of $3,270 to 2011, in the amount of $301,000;

          (iii) Unsecured note payable to a finance company with interest at 7.9%, and monthly payments of $15,550 to 1999, in the amount of $500,000;

          (iv) Note payable to a computer software vendor, interest at 10%, $600,000 due in 1998, remainder in 1999, collateralized by software licenses with a net book value of $1,238,000, in the amount of $738,000;

          (v) Capital lease  obligations,  varying  interest rates not exceeding
      26.5%,  with  various  due  dates  through  2001  and   collateralized  by
      equipment, in the aggregate amount of $535,000; and

          (vi) Other debt in the amount of $110,000.

      During  1995,  the  Company  issued   $762,000  in  Series  B  Convertible
Redeemable Secured Subordinated Debentures which were convertible into Common Stock at $5 per share. Principal and accrued interest at December 31, 1995 was $808,000. During 1996, the holders of $718,000 of such convertible debentures converted the convertible debentures into 143,600 shares of Common Stock. The remaining $44,000 of such convertible debentures was redeemed in cash.

      Also, in 1995, in conjunction with an acquisition, the Company entered into an agreement to issue to a physician 8% convertible debentures not to exceed $450,000, which will mature and be due for payment to the physician in 1999. These debentures are convertible into Common Stock upon maturity at a rate of 80% of the then current market price at the time of maturity but not less than $5 per share. At December 31, 1996 $125,000 of debentures (including interest) were outstanding.

      OTHER COMMITMENTS AND CONTINGENCIES. Reference is made to Notes 4, 6, 9 and 12 for other commitments and contingencies.

      MANAGEMENT BUSINESS PLAN. Management recognizes that the Company must generate additional financial resources and reduce operating expenses. To address future cash requirements, management's plans include, among other things:

     * Securing additional financing to cover anticipated cash requirements (in addition to $1,250,000 accounts receivable factoring secured line of credit entered into on October 16, 1997).

     *    Reducing advances made to physicians.

     * Reducing compensation expense included in general and administrative expense by headcount and salary reductions.

     * Reducing executive compensation by 30% effective November 1, 1997 and deferral of 1998 senior management compensation, if necessary.

     *    Completing   refinancings   of  Company-owned  medical  buildings  and
          equipment.

     *    Curtailing   acquisition  activity  until cash resources are available
          and reducing associated travel and entertainment expenditures.


      In addition, the Company intends to control discretionary expenditures and to seek additional bank financing or funds through private placements. The Company's current financing plans include the refinancing of Company-owned medical buildings and equipment, and the possible issuance of up to $5,000,000 in debt and convertible debt securities. There can be no assurance that the additional financing, other sources of funds, or other cost reductions as described above will be achieved. If these financings, other sources of funds or other cost reductions are not achieved within acceptable ranges, the Company's liquidity would be materially adversely affected.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share," which is required to be adopted by the Company for the year ended December 31, 1997. The provisions of SFAS No. 128 will be adopted in the 1997 consolidated financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of convertible preferred stock will be excluded for "basic earnings per share" and only included in "diluted" earnings per share." Further, contingently issuable shares will be included in basic earnings per share only if all the necessary conditions have been satisfied by the end of the period and it is only a matter of time before they are issued. The impact of SFAS No. 128 on the calculation of earnings per share for the year ending December 31, 1997 has not been determined.

                                    * * *

               DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This registration statement includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this registration statement, including without limitation, certain statements under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

ITEM 7.  FINANCIAL STATEMENTS


INDEX TO FINANCIAL INFORMATION
                                                                            Page

MEDICAL ASSET MANAGEMENT, INC.
      AUDITED FINANCIAL STATEMENTS
        Reports of Independent Auditors.......................................32
        Consolidated Balance Sheets as of December 31, 1996 and 1995..........34
        Consolidated Statements of Operations for the Years Ended December
        31, 1996 and 1995.....................................................36
        Consolidated Statement of Changes in Stockholders' Equity for
        the Years Ended December 31, 1996 and 1995 ...........................37
        Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1996 and 1995 ...........................................38
        Notes to Consolidated Financial Statements............................39

      AUDITED FINANCIAL STATEMENTS
        Report of Independent Auditors........................................62
        Consolidated Balance Sheets as of December 31, 1995 and 1994 .........63
        Consolidated Statements of Operations for the Years
        Ended December 31, 1995 and 1994 .....................................65
        Consolidated Statement of Changes in Stockholders' Equity
        for the Years Ended December 31, 1995 and 1994 .......................66
        Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1995 and 1994 ...........................................67
        Notes to Consolidated Financial Statements............................68


OB-GYN
        Report of Independent Auditors........................................85
        Balance Sheet as of December 31, 1995 (audited).......................86
        Statement of Operations for the Year Ended December 31,
        1995 (audited)........................................................87
        Statement of Stockholders' Equity for the Year Ended
        December 31, 1995.....................................................88
        Statement of Cash Flows for the Year Ended December 31,
        1995 (audited)........................................................89
        Notes to Financial Statements.........................................90

      UNAUDITED INTERIM FINANCIAL STATEMENTS
        Balance  Sheets as of December 31, 1995 and March 31, 1996
        (unaudited)...........................................................94
        Statements of Operations for the Three Months Ended
        March 31, 1996 and 1995 (unaudited)...................................95
        Statements of Cash Flows for the Three Months Ended
        March 31, 1996 and 1995 (unaudited)...................................96
        Notes to Unaudited Financial Statements...............................97

      PRO FORMA FINANCIAL STATEMENTS
        Pro forma Statement of Operations for the Three Months
        Ended March 31, 1996 (unaudited)......................................99
        Pro forma Statement of Operations for the Year Ended
        December 31, 1995 (unaudited)........................................100
        Notes to Unaudited Pro Forma Financial Statements....................101

                        Report of Independent Auditors

The Board of Directors and Shareholders
Medical Asset Management, Inc.

We have audited the accompanying consolidated balance sheet of Medical Asset Management, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Asset Management, Inc. and its subsidiary at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements for 1996 have been prepared assuming that Medical Asset Management, Inc. will continue as a going concern. As more fully described in Note 2, the Company has experienced recurring operating losses and negative cash flows from operating activities. Additionally, the Company has continued to reinvest funds in medical practices and make additional acquisitions reducing the amount of funds available to the Company to meet its requirements for operations, obligations and commitments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The 1996 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.



Pittsburgh, Pennsylvania                                    Ernst & Young LLP
September 19, 1997,
  except for Note 15 as
  to which the date is
  October 15, 1997

                                  Report of Independent Auditors

To the Board of Directors
  and Stockholders of
  Medical Asset Management, Inc.
Mesa, Arizona

We have audited the consolidated balance sheet of Medical Asset Management, Inc. as of December 31, 1995 and the related consolidated statement of operations, stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Asset Management, Inc. as of December 31, 1995 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 1, the accompanying consolidated financial statements have been restated for the correction of an error.


HARLAN AND BOETTGER


San Diego, California
May 1, 1996, except
  for Notes 1 and 12 as to which
  the date is September 19, 1997.

                Medical Asset Management, Inc. and Subsidiary

                         Consolidated Balance Sheets


                                                             DECEMBER 31
                                                         1996          1995
                                                     ---------------------------
                                                                     (RESTATED)
ASSETS
Current assets:
  Cash and cash equivalents                          $  3,399,513    $   34,378
  Restricted cash                                       1,264,351             -
  Accounts receivable, less $3,585,742 and
   $1,580,820 of allowances for doubtful
   accounts and contractual adjustments in              4,480,562     3,155,482
   1996 and 1995, respectively
  Physician receivables, less $150,000 of
   allowance for doubtful accounts in 1996              2,659,995        26,552
  Other current assets                                    268,728        93,841

Total current assets                                   12,073,149     3,410,253
                                                       ----------     ---------

Property and equipment:
  Buildings                                               680,000             -
  Furniture and equipment                               1,667,857       671,752
                                                       ----------     ---------
                                                        2,347,857       671,752
  Less accumulated depreciation                           507,241       173,462
                                                       ----------     ---------
Total property and equipment, net                       1,840,616       498,290

Intangible assets and other:
  Acquired management contracts                        12,202,074     3,779,486
  Excess of cost of acquired assets over fair           5,431,397     3,569,199
  value
  Computer software licenses                            1,237,604             -
  Franchise fees                                                -     1,210,000
  Other assets                                             19,635        12,264
                                                       ----------     ---------
                                                       18,890,710     8,570,949
  Less accumulated amortization                           884,971       646,930
                                                       ----------     ---------
Total intangible assets and other, net                 18,005,739     7,924,019


                                                    ============================
Total assets                                          $31,919,504   $11,832,562
                                                    ============================


                                                             DECEMBER 31
                                                         1996          1995
                                                     ---------------------------
                                                                    (RESTATED)

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Line of credit and notes payable                   $  1,706,771    $  936,766
  Current portion of long-term liabilities              1,393,399        21,898
  Accrued litigation settlements                        1,573,000             -
  Accounts payable                                        704,547       297,488
  Accrued payroll and payroll taxes                       268,413       244,377
  Accrued professional fees                               945,415             -
  Related party debt                                        9,830       213,361
  Accrued expenses                                        369,036       249,116

Total current liabilities                               6,970,411     1,963,006

Notes payable, capital lease obligations and term
  debt                                                  2,300,888       582,847
Convertible subordinated debt                             125,438       862,905
Deferred tax liability                                  3,274,294     1,091,473
Commitments and contingencies                                   -             -
                                                          -------       -------
Total liabilities                                      12,671,031     4,500,231

Stockholders' equity:
  Convertible preferred stock--$.001 par
    value--10,000,000 shares authorized; Class
    A--2,250,000 shares issued and outstanding at
    December 31, 1996 and 3,000,000 shares issued
    and outstanding at December 31, 1995                    2,250         3,000
  Common stock--$.001 par value--50,000,000 shares
    authorized, 14,944,603 shares
    issued and outstanding at December 31, 1996 and
    10,912,772 shares issued and outstanding at
    December 31, 1995 (restated)                           14,945        10,913
 Additional paid-in capital                            18,381,846     6,210,962
 Common stock to be issued, 1,988,071 shares at
    December 31, 1996 and 1,131,113 shares at
    December 31, 1995                                   9,574,145     5,979,026
 Unearned remuneration                                 (1,493,817)   (3,314,800)
 Deficit                                               (7,230,896)   (1,556,770)
                                                        ---------     ---------
Total stockholders' equity                             19,248,473     7,332,331
                                                       ----------     ---------
Total liabilities and stockholders' equity            $31,919,504   $11,832,562
                                                       ==========    ==========

SEE ACCOMPANYING NOTES.


                Medical Asset Management, Inc. and Subsidiary

                    Consolidated Statements of Operations


                                                       YEAR ENDED DECEMBER 31
                                                         1996          1995
                                                     ---------------------------
                                                                    (RESTATED)

Net revenue                                          $10,378,508   $  6,400,235

Operating expenses:
  Clinic salaries, wages, and benefits                 3,904,562     3,041,648
  Clinic laboratory and fees                           1,724,035       932,111
  Clinic rent                                          1,422,955       885,724
  Other clinic costs                                   1,392,433       318,910
  Consulting fees                                         70,393       200,864
  Depreciation and amortization                          987,567       373,797
                                                         -------       -------

Total operating expenses                               9,501,945     5,753,054
                                                       ---------     ---------
                                                         876,563       647,181

General and administrative expenses                    3,880,013     1,840,991
                                                       ---------     ---------
                                                      (3,003,450)   (1,193,810)

Other income (expense):
  Net loss on litigation settlements and clinic       (2,454,093)            -
   terminations
  Interest income                                        114,202             -
  Interest expense                                      (251,561)     (291,657)
  Other (net)                                            (79,224)        2,880
                                                         -------         -----

Total other income (expense)                          (2,670,676)     (288,777)
                                                      ----------      --------


Loss before income taxes                              (5,674,126)   (1,482,587)

Income tax expense                                             -        50,655
                                                      ----------      --------

Net loss                                             $ (5,674,126  $(1,533,242)
                                                     ------------    -----------

Net loss per share                                          $(.43)       $(.15)
Weighted average number of common
    shares outstanding                                 13,092,669    10,376,247


SEE ACCOMPANYING NOTES.





                  Medical Asset Management, Inc. and Subsidiary

           Consolidated Statements of Changes in Stockholders' Equity


                                                COMMON STOCK               PREFERRED STOCK
                                           ------------------------------------------------------   PAID-IN
                                            SHARES        AMOUNTS         SHARES        AMOUNTS     CAPITAL
                                           -------------------------------------------------------------------
 Balance, December 31, 1994, as
   previously reported                      9,451,486    $  9,451       3,000,000    $  3,000     $  1,747,003
    Correction of error (NOTE 1)              293,516         294              --          --        2,045,118
                                           -------------------------------------------------------------------
    Balance, December 31, 1994, as
     restated                               9,745,002       9,745       3,000,000       3,000        3,792,121
    Issuance of common stock                  189,000         189              --          --          386,661
    Medical practice transactions:
     Stock issued                             418,861         419              --          --        1,082,467
     Value of 728,468 shares to be
     issued                                        --          --              --          --               --
     Issued shares of common stock
       for fixed assets                       142,675         143              --          --          105,546
     Debt and payables exchanged for
       common stock                           417,234         417              --          --          828,167
     Capital contributed                           --          --              --          --           16,000
   Net loss                                        --          --              --          --               --
                                           --------------------------------------------------------------------
 Balance, December 31, 1995                10,912,772      10,913       3,000,000       3,000        6,210,962
  Issuance of shares of common stock
   for cash                                 2,501,174       2,501              --          --        8,373,101
  Medical practice transactions:
    Stock issued and 1,347,212 shares
      to be issued in acquisitions            541,616         542              --          --        2,669,601
    Stock issued for prior years'
      acquisitions                            197,303         197              --          --          665,951
    Shares canceled in termination
      including 292,951 to be issued         (270,744)       (271)             --          --       (1,170,277)
    Debt and payables exchanged for
      common stock                            234,564         235              --          --        1,138,082
    Issued shares for compensation             77,918          78              --          --          374,426
    Preferred converted to common             750,000         750        (750,000)       (750)              --
    Shares contributed for legal costs             --          --              --          --          120,000
  Net loss                                         --          --              --          --               --
                                           --------------------------------------------------------------------
 Balance, December 31, 1996                14,944,603    $ 14,945       2,250,000    $  2,250     $ 18,381,846
                                           ====================================================================


===============
TABLE CONTINUED
===============
                                               COMMON                         RETAINED
                                                STOCK         UNEARNED        EARNINGS
                                            TO BE ISSUED    REMUNERATION      (DEFICIT)     TOTAL
                                           ------------------------------------------------------------
Balance, December 31, 1994, as
   previously reported                     $   367,925    $   (367,925)   $     13,245    $ 1,772,699
    Correction of error (NOTE 1)             2,657,690      (2,657,690)        (36,773)     2,008,639
                                           -------------------------------------------------------------
    Balance, December 31, 1994, as           3,025,615      (3,025,615)        (23,528)     3,781,338
    restated
    Issuance of common stock                        --              --              --        386,850
    Medical practice transactions:
     Stock issued                                   --              --              --      1,082,886
     Value of 728,468 shares to be           2,953,411        (289,185)             --      2,664,226
     issued
     Issued shares of common stock
       for fixed assets                             --              --              --        105,689
     Debt and payables exchanged for
       common stock                                 --              --              --        828,584
     Capital contributed                            --              --              --         16,000
   Net loss                                         --              --      (1,533,242)    (1,533,242)

                                           -------------------------------------------------------------
 Balance, December 31, 1995                  5,979,026      (3,314,800)    (1,556,770)     7,332,331
  Issuance of shares of common stock
   for cash                                      --               --               --       8,375,602
  Medical practice transactions:
    Stock issued and 1,347,212 shares
      to be issued in acquisitions           6,082,250              --             --       8,752,393
    Stock issued for prior years'             (666,148)             --             --              --
      acquisitions
    Shares canceled in termination
      including 292,951 to be issued        (1,762,368)      1,762,368             --      (1,170,548)
    Debt and payables exchanged for
      common stock                                  --              --             --       1,138,317
    Issued shares for compensation            (58,615)         58,615              --         374,504
    Preferred converted to common                  --              --              --              --
    Shares contributed for legal costs             --              --              --         120,000
  Net loss                                         --              --      (5,674,126)     (5,674,126)
                                           ----------       ----------     ----------      ----------

 Balance, December 31, 1996                $9,574,145     $(1,493,817)    $(7,230,896)    $19,248,473
                                           ==========     ===========     ===========     ===========

    SEE ACCOMPANYING NOTES.


                  Medical Asset Management, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows



                                                       YEAR ENDED DECEMBER 31
                                                         1996          1995
                                                     ---------------------------
                                                                    (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(5,674,126)  $(1,533,242)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization                         987,567       373,797
   Bad debt and contractual allowances                 1,933,486             -
   Write-off of franchise fees                           902,000             -
   Litigation settlements and clinic terminations        588,178             -
   Deferred taxes                                              -        50,655
   Common stock issued for interest expense               36,738             -
   Common stock and debentures issued for services       607,951             -
   Changes in operating assets and liabilities,
     net of effects of acquisitions and
     terminations:
      Accounts receivable                               (632,341)     (996,301)
      Physician receivables                           (2,931,788)      (62,289)
      Other assets                                      (173,875)      124,208
      Accounts payable                                   407,059       171,217
      Accrued litigation settlements                     952,257             -
      Accrued professional fees                          945,415             -
      Other accrued expenses                             (54,728)            -
                                                       ---------      ---------

Net cash used in operating activities                 (2,106,207)   (1,871,955)
                                                       ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash                           (1,264,351)            -
Net cash used to fund acquisitions                    (2,652,934)      (91,716)
Acquisition of property and equipment                          -      (199,392)
                                                       ---------      ---------
Net cash used in investing activities                 (3,917,285)     (291,108)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances                           1,587,415       623,027
Repayment of debt                                       (287,702)     (415,701)
Repayment of related party debt                         (203,531)            -
Issuance of convertible debt                                   -       808,905
Payments under capital lease obligations                (183,157)            -
Net proceeds from issuances of common stock            8,375,602     1,230,828
                                                       ---------     ---------
Net cash provided by financing activities              9,288,627     2,247,059
                                                       ---------     ---------

Net increase in cash                                   3,265,135        83,996
Cash and cash equivalents, beginning of year             134,378        50,382
                                                       ---------     ---------
Cash and cash equivalents, end of year               $ 3,399,513     $ 134,378
                                                     ===========     =========

SEE ACCOMPANYING NOTES.


                  Medical Asset Management, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Medical Asset Management, Inc. (the Company or MAM), a Delaware corporation, is a physician practice management company (PPM) that develops contractual affiliations with physician practices and provides for management by the Company and clinical autonomy for the physicians. Through its subsidiary, Healthcare Professional Management, Inc. (HPM), the Company offers a full array of management services to affiliated physicians and other independent health care entities under long-term service contracts as a management service organization
(MSO). At December 31, 1996 and 1995, the Company has management service contracts with 26 physician practices and 19 physician practices, respectively.

2. OPERATIONS AND LIQUIDITY

The Company's financial statements for the year ended December 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. MAM has experienced losses from operations and negative cash flows from operating activities for the years ended December 31, 1996 and 1995. Significant contributing factors to the loss in 1996 were lawsuit settlements, related professional expenses and general and administrative expenses and the rapid growth of the Company. In addition to the preceding factors, cash used in operations in 1996 was primarily the result of the Company's decision to defer the timely collection of management fees to support the growth of practices under management agreements. MAM has funded the loss from operations and cash flow shortfalls with private placement stock offerings and third party credit facilities which are secured by $1,264,351 of the Company's certificates of deposit at December 31, 1996. The Company's decision during 1996, which continued into 1997 to reinvest funds in medical practices that are already owned, and fund acquisitions of additional medical practices along with cash required to meet debt obligations and fund operations has significantly reduced the amount of cash available to the Company subsequent to December 31, 1996. As a result, the Company will be required to seek additional financing from banks, institutional investors and other sources and to reduce or contain costs in order to fund operations and meet obligations and future commitments.

Management  recognizes that the Company must generate  additional  resources and
reduce  operating   expenses.   To  address  these  future  cash   requirements,
management's plans include, among other things:

o Securing additional financing to cover anticipated cash requirements. As discussed in Note 15, the Company has obtained a $1,250,000 accounts receivable factoring line of credit.

o  Reducing advances made to physicians.

o Reducing compensation expense included in general and administrative expenses as a result of headcount and salary reductions.

o  Reducing   executive  compensation  in  1997  and deferral   of  1998  senior
   management compensation, if necessary.

o  Completing refinancings of Company-owned medical buildings and equipment.

o Curtailing acquisition activity until cash resources are available and reducing associated travel and entertainment expenditures.

In addition, the Company intends to control discretionary expenditures and to seek additional bank financing or funds through private placements.

There can be no assurance that additional financing, other sources of funds or the cost reductions as described in the preceding paragraphs will be achieved. If these financings, other sources of funds or cost reductions are not achieved, the Company's liquidity would be materially adversely affected.

These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

3. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Medical Asset Management, Inc. and its wholly owned subsidiary, Healthcare Professional Management, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESTATEMENT

During 1996, management restated the 1995 consolidated financial statements for certain corrections of accounting principles and misapplications of facts that existed at the time the 1995 financial statements were prepared. The aggregate amount of this restatement resulted in a reduction in earnings from the previously reported net income for the year ended December 31, 1995 of $577,913, to a net loss of $1,533,242. The following schedule summarizes the effect on net income (loss), net income (loss) per share and stockholders' equity as a result of restating the companies' 1995 financial statements from that previously reported as restated in November 1996.

                                                       NET INCOME
                                        NET INCOME    (LOSS) PER  STOCKHOLDERS'
                                          (LOSS)        SHARE        EQUITY
                                       -----------------------------------------
1995:
  As previously reported               $   577,913       $ .05    $6,657,582
  Adjustment                            (2,111,155)       (.20)      674,749
                                        ----------        ----       -------
    As restated                        $(1,533,242)      $(.15)   $7,332,331
                                        ==========       =====    ==========

The corrections also required restatement of and adjustments to the previously reported 1996 quarterly financial information as follows (unaudited):


                                                       NET INCOME
                                        NET INCOME    (LOSS) PER  STOCKHOLDERS'
                                          (LOSS)        SHARE        EQUITY
                                       -----------------------------------------
1996:
Three months ended March 31
  As previously reported               $    372,564       $ .03   $  9,096,695
  Adjustment                             (1,571,482)        (.14)    2,293,646
                                         ----------         ----     ---------
  As restated                           $(1,198,918)       $(.11)  $11,390,341
                                        ===========        =====   ===========


Three months ended June 30
  As previously reported                $   385,663       $ .03    $19,101,595
  Adjustment                             (1,092,677)       (.09)     1,653,115
                                         ----------        ----      ---------
  As restated                           $  (707,014)      $(.06)   $20,754,710
                                        ===========       =====    ===========

Three months ended September 30
  As previously reported                $   717,400       $ .06    $26,226,200
  Adjustment                             (1,552,962)       (.12)    (5,007,153)
                                         ----------        ----     ----------
  As restated                           $  (835,562)      $(.06)   $21,219,047
                                        ===========       =====    ===========


CASH EQUIVALENTS AND RESTRICTED CASH

At December 31, 1996, the Company had restricted cash of $1,264,253 (certificate of deposits at 4.5%) as a compensating balance for a $1,264,253 line of credit at a bank (at 4.9%) (see Note 6). Cash equivalents consist of certificate of deposits with maturities of six months or less.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, or the underlying leases. Estimated useful lives range from 3 to 5 years for equipment, 3 to 7 years for leasehold improvements and 15 to 25 years for buildings and improvements based upon the type and condition of assets. Maintenance, repairs and minor renewals are charged to operations as incurred. Major replacements or betterments are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected in operations. Depreciation expense which includes amortization of assets under capital lease was $382,621 for the year ended December 31, 1996 and $148,000 for the year ended December 31, 1995.

INTANGIBLE AND OTHER ASSETS

ACQUIRED MANAGEMENT CONTRACTS

Acquired management contracts consist of the Company's exclusive right to manage the business side of a physician or physician group's practice generally over a 25-year period. These costs are established based upon historic revenues of the acquired clinics and are amortized on a straight-line basis over the initial terms of the contracts. In the event of termination of a management contract, the related physician or physician group is required to repurchase all clinic assets, including intangible assets, generally at the current book value, which includes the return of both Company stock issued and rights for to-be-issued stock.

EXCESS OF COST OF ACQUIRED ASSETS OVER FAIR VALUE

The excess of the cost of acquired assets over fair value (goodwill) is amortized using the straight-line method over twenty-five years.

OTHER ASSETS

Other assets include Occu-med franchise fees and computer software licenses. The Occu-med franchise fees were written off during 1996 (see discussion below). The computer software licenses, which were acquired for installation of physician practice software in clinics owned or managed by the Company, will be amortized over five years beginning when the underlying systems to utilize each license are installed and operational. The term of the license agreement is fifteen years. As of December 31, 1996, there were no systems installed or operational.

AMORTIZATION AND RECOVERABILITY

The Company periodically reviews its intangible and other assets to assess recoverability, and impairments are recognized in operations if a permanent impairment was determined to have occurred. An impairment is recognized when undiscounted cash flows are insufficient to cover the unamortized cost of these intangibles. The amount of the impairment, if any, is measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The recoverability of intangible assets will be adversely affected if future operating cash flows are not sufficient to cover the related costs. During 1996, management determined that the Occu-med franchises were not recoverable. Accordingly, the remaining recorded value of $902,000 or $.07 per share was written off. This amount is included in net loss on settlements and terminations in the consolidated statement of operations. Amortization of intangibles amounted to $604,946 and $86,000 for the years ended December 31, 1996 and 1995, respectively.

COMMON STOCK TO BE ISSUED

As part of entering into long-term management contracts with medical practices as described above, the Company has made nonforfeitable commitments to issue shares of common stock at specified future dates for no further consideration. Common stock to be issued is shown as a separate component of stockholders' equity and the amounts, upon issuance of the shares, will be reclassified to par value and additional paid-in capital.

Additionally, contingent shares to be issued as remuneration related to services provided by physicians for acquisitions in 1994 are included in common stock to be issued. Unearned remuneration related to the contingent stock has been recorded as a separate component of equity equal to the estimated fair market value of the stock on the effective date of the acquisition.

Remuneration expense is recorded at the estimated fair value of the stock on the date the performance criteria are met. Upon issuance of the contingent shares, their fair value is reclassified to par value and additional paid-in capital.

REVENUE RECOGNITION

The Company's net revenues are the estimated realizable amounts earned from billings to patients, third party payors and others for services rendered at the Company's affiliated clinics and practices, reduced by contractual adjustments and the contractual allocation of revenues to the medical provider-owner(s) of the clinics and practices. Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. These adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are reported as contractual adjustments in the year final settlements are determined.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No.
109), "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

NET LOSS PER SHARE

The computation of fully diluted net loss per share was antidilutive in each of the periods presented. Net loss per share is computed based upon the weighted average number of shares of common stock outstanding during the periods. Common stock equivalents consisting of convertible preferred stock, all commitments to issue common stock at specified future dates based upon the mere passage of time and contingent shares for which conditions for their issuance are currently being met are not included in the primary earnings per share calculation because the effect would be antidilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which is required to be adopted by the Company for the year ended December 31, 1997. The provisions of SFAS No. 128 will be adopted in the 1997 consolidated financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of convertible preferred stock will be excluded for "basic earnings per share" and only included in "diluted earnings per share." Further, contingently issuable shares will be included in basic earnings per share only if all the necessary conditions have been satisfied by the end of the period and it is only a matter of time before they are issued. The impact of SFAS No. 128 on the calculation of earnings per share for the year ended December 31, 1997 has not been determined.

4. ACQUISITIONS

On December 29, 1995, the Company exchanged 433,332 shares of its common stock valued at $1,168,288 for 100% of the outstanding common stock of Healthcare Professional Management, Inc. This transaction was accounted for as a pooling of interests.

The following represents the results of operations of Healthcare Professional Management, Inc. for the years ended December 31, 1996 and 1995 that are included in the combined net income of the Company.


                                                         1996         1995
                                                     ------------- ------------
Revenues                                             $1,319,000   $1,090,000
Net loss                                                (50,000)     (17,000)



On December 31, 1995, the Company entered into a Clinic Management Agreement with OB-GYN Associates. On April 1, 1996 (the effective date of the acquisition for accounting purposes), the Company entered into an Asset Purchase Agreement with OB-GYN Associates. In May 1996, the Asset Purchase Agreement was finalized with the Company providing for the issuance of 730,000 shares of its common stock and the payment of $1,806,000 in cash (including acquisition costs) for a total acquisition price of $4,831,000. As of December 31,

1996, the Company has issued 292,000 shares of its common stock as part of this acquisition. The remaining 438,000 shares are to be issued at 146,000 shares each December through 1999. The 25-year management agreement provides for a contractual allocation to OB-GYN Associates of 54% of net collected revenues. If after business costs are covered, the collected revenue is insufficient to pay the Company its minimum guaranteed management fee of 10%, the Company is authorized to reduce the amount of revenue paid to affiliated physicians to the extent necessary to pay the minimum guaranteed fee.

This acquisition has been accounted for as a purchase. The accounts receivable acquired were valued at net collectible value based upon an analysis by the Company. The estimated fair value of assets is summarized as follows:


      Accounts receivable, net                                    $1,011,000
      Property and equipment                                         305,000
      Management service contract                                  3,036,000
      Excess of cost of acquired assets over fair value              429,000
      Other                                                           50,000
                                                                ------------
                                                                   4,831,000
      Less value of stock issued and to be issued                  3,025,000
                                                                ============
      Cash purchase price                                         $1,806,000
                                                                ============

For the year ended December 31, 1995, the financial statements of the Company do not include any financial results of OB-GYN Associates.

Unaudited pro forma results of operations for 1996 and 1995, assuming the acquisition of OB-GYN Associates was consummated January 1, 1995, are as follows:

                                                      1996           1995
                                                 --------------- --------------
                                                   (UNAUDITED)    (UNAUDITED)

Net revenue                                       $11,143,508     $9,462,235
Net loss                                           (5,601,135)    (1,241,277)
Net loss per share                                       (.43)          (.12)


In  addition  to  the  Healthcare  Professional  Management,   Inc.  and  OB-GYN
Associates transactions, the Company entered into acquisition and long-term management service agreements with 13 medical groups in 1996.

Total acquisition consideration was comprised of the following:


      Cash and transaction costs                                 $   846,934
      Notes payable                                                1,511,888
      Common stock issued and to be issued                         5,727,393
      Liabilities assumed                                             16,142
                                                                  ==========
      Total costs                                                 $8,102,357
                                                                  ==========

These agreements provided for the Company to acquire all the nonmedical assets and properties which the physicians own in connection with the conduct of the physicians' medical practice. The assets included (i) all of the physicians' accounts receivable as reflected on the physicians' books and records, on the effective date of the agreement and at all times during the terms of the agreement, all accounts receivable acquired are reflected on the Company's balance sheet with a corresponding allowance account for those accounts considered possibly uncollectible, (ii) all administrative (i.e., nonmedical) aspects of every kind and character pertaining to the running of the clinic, and
(iii) all other assets as described in the agreement. Total consideration paid for the medical groups to enter into long-term management service agreements and for the nonmedical assets described above may include cash, the issuance of common stock, the estimated value of nonforfeitable commitments by the Company to issue common stock at future dates for no additional consideration and short-term and subordinated notes. The Company has accounted for these business acquisitions as purchases. The purchase prices were allocated to assets acquired based upon their fair market value at the date of the agreement.

The Company has the legal right to collect patient accounts receivable and, therefore, recognizes these amounts in the financial statements. The Company is liable for certain operating expenses of the practices and, therefore, records them as operating expenses. Under the majority of these agreements, the Company is to receive a minimum management fee of ten percent (10%) up to a maximum of thirty percent (30%) of net billings of the practice as a management fee. The Company records the management fees earned as net revenues. Additionally, the Company records a receivable for funds advanced to practices to pay practice operating expenses under the terms of the management services agreements. Management of the Company evaluates collectibility of the management fee receivable on an ongoing basis and records collectibility reserves if deemed necessary. The Company is also obligated to pay a percentage, if available after collection of minimum management fees, of net billings to the physicians, and records such amounts as a reduction of revenues on its consolidated statements of operations with corresponding liability due to physician groups for amounts not yet collected. At December 31, 1996 and 1995, advances to and receivables from physician groups exceeded amounts relating to the liability for the physicians' portion of the uncollected net billings.

In addition to the acquisitions described above, the Company entered into two management service agreements with a total of 40 physicians in 1996.

The Company offers affiliated physicians who enter into asset purchase and management agreements with the Company, the option to repurchase the tangible assets and the management agreement acquired by the Company during the first four years of each agreement. The repurchase price is the return of all consideration paid by the Company and repayment to the Company of all money invested or advanced to the practice. In the event of a repurchase, the medical practice forfeits all management fees earned by the Company as of the date of the repurchase and not paid. The accounts receivable of the medical practice are owned or assigned to the Company as of the date of the repurchase. In the event of a repurchase, the practice is not bound by any covenant not to compete.

After the first four years of each agreement, a termination provision is offered. The termination provision requires the practice to pay the Company a negotiated amount of cash for liquidated damages, or obligates the medical providers to abide by a covenant not to compete. During 1996, certain practices were repurchased or terminated which resulted in $152,565 of income which is included in net loss on litigation settlements and clinic terminations within the consolidated statement of operations.

For transactions completed through December 31, 1996, shares of common stock that the Company is committed to issue are 693,449 in 1997, 592,783 in 1998, 544,076 in 1999, and 157,763 in 2000. The accompanying financial statements include the results of operations derived from the asset purchase and management services agreements from their respective effective dates. The following unaudited pro forma information presents the results of operations of the Company as of December 31, 1996 as if the 1996 transactions had been consummated on January 1, 1996 and for the year ended December 31, 1995 as if the 1996 and 1995 transactions were consummated on January 1, 1995. Such information is based on the historical financial information of the medical groups and does not include operational or other changes which might have been effected pursuant to the Company's management of the nonmedical aspects of such groups.

The unaudited pro forma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future:

                                                          1996        1995
                                                       ------------ -----------
                                                       (UNAUDITED) (UNAUDITED)

Revenue                                              $12,608,758   $14,833,235
Net loss                                              (5,516,496)   (1,030,025)
Net loss per share                                          (.42)         (.10)


5. PROFIT SHARING PLAN

During 1996, the Company implemented a 401(k) profit sharing plan (the Plan). Substantially all employees are eligible to participate in the Plan once they have reached the age of 21 and completed one year of service with the Company, as defined. Participants may contribute a percentage of their compensation to the Plan, but not in excess of the maximum allowed by law. The Plan also provides for matching and other additional contributions by the Company at its discretion. No discretionary contributions were made by the Company in 1996.

6. DEBT

RELATED PARTY DEBT

Related party debt in the amount of $9,830 and $213,361 at December 31, 1996 and 1995, respectively, consists of demand notes payable including interest at 8% to certain officers of the Company.

LINE OF CREDIT AND NOTES PAYABLE

At December 31, 1996, the Company has $2.5 million available under a line of credit with a bank. The amount outstanding under the line was $1,264,351 at December 31, 1996 at 4.9%. Upon maturity on May 30, 1997, this note was extended to May 29, 1998 at 6.72%. Amounts are available under this line only to the extent the Company has certificates of deposit to secure the balance (see Note
2). At December 31, 1996, $1,235,649 remained available for use under the line. On September 3, 1997, all amounts outstanding under the line were repaid.

At December 31, 1996, the Company had four notes payable totaling $301,498 due upon demand including interest at 10%. On July 21, 1997, the total amount due under these notes on that date of $317,636 was forgiven. This forgiveness will be recognized in the Company's financial statements in the quarter ended September 30, 1997. The Company also has $141,020 of demand notes payable at interest rates ranging from 8% to 10% due in 1997.

At December 31, 1995, the Company had $936,766 of demand notes at interest rates ranging from 8% to 10%. In August 1996, $263,193 of the 1995 balance plus $12,260 of additional interest accrued in 1996 was converted into 47,565 shares of common stock. Additionally, $515,875 of the 1995 balance was forgiven in conjunction with the termination of certain management agreements in 1996 (see
Note 3).

LONG-TERM DEBT

Long-term debt consists of the following:

                                                               DECEMBER 31
                                                            1996        1995
                                                         -----------------------
Notes payable to various individuals in conjunction
  with asset acquisitions, interest at 10%, maturing
  on various dates in 1996 and 1997, with all unpaid
  principal and accrued interest due at maturity date     $1,511,190   $391,606

Mortgage payable to a bank, collateralized by a
  building, with a net book value of $510,000 interest       300,513          -
  at 10%, with monthly payments of $3,270 to 2011

Unsecured note payable to a finance company with
  interest at 7.9%, and monthly payments of $15,550 to       500,000          -
  1999

Note payable to a computer software vendor, interest
  at 10%, $600,000 due in 1998, remainder in 1999,
  collateralized by software licenses with a net book        737,500          -
  value of $1,237,604

Capital lease obligations, varying interest rates not
  exceeding 26.5%, with various due dates through 2001       534,734    175,241
  and collateralized by equipment

Other                                                        110,350     37,898
-----                                                        -------     ------

                                                           3,694,287    604,745
Less current portion                                       1,393,399     21,898
                                                           ---------     ------
                                                          $2,300,888   $582,847
                                                          ==========   ========

Maturities of long-term debt, including capital lease obligations, as of December 31, 1996 are as follows:


      1997                                                         $1,393,399
      1998                                                          1,526,000
      1999                                                            426,500
      2000                                                             96,000
      2001                                                             41,000
      Thereafter                                                      211,388
                                                                   ==========
                                                                   $3,694,287
                                                                   ==========

CONVERTIBLE SUBORDINATED DEBT

During 1995, the Company issued $762,000 in Series B Convertible Redeemable Secured Subordinated Debentures (convertible debentures) which are convertible into common stock at $5 per share. Principal and accrued interest at December 31, 1995 was $808,095. During 1996, the holders of $718,000 of the convertible debentures converted the convertible debentures into 143,600 shares of common stock. The remaining $44,000 of convertible debentures were redeemed in cash.

In 1995, in conjunction with an acquisition, the Company entered into an agreement to issue to a physician 8% convertible debentures not to exceed $450,000, which will mature and be due for payment to the physician in 1999. These debentures are convertible into common stock upon maturity at a rate of 80% of the then current market price at the time of maturity but not less than $5 per share. At December 31, 1996 and 1995, $125,438 and $54,810, respectively of debentures (including interest) were outstanding.

7. EQUITY

PREFERRED STOCK

In 1994, the Company issued 3,000,000 shares of Class A preferred stock which are convertible into shares of common stock. In July 1996, 750,000 shares of common stock were issued to the original holder of the Class A preferred stock pursuant to the agreed conversion terms, leaving a balance of 2,250,000 shares of Class A preferred stock. In order to conform the Company's

Certificate of Incorporation to reflect the 1994 agreement to issue shares of Class A preferred stock, on September 19, 1997 the Company filed a designation of terms with respect to 2,250,000 shares of Class A preferred stock.

The Company's preferred shares (1) carry no voting rights; (2) may be converted into common shares on a one-to-one basis subject to the limitation that no more than 25% may be converted into common shares in any one year and at no time may the holders of the Class A preferred hold directly or indirectly 4.9% of the common shares outstanding; (3) the shares carry no dividend right, except in an amount equal to, on a per share basis, amounts declared paid or set aside for common stock; and (4) the shares have no redemption rights.

COMMON STOCK

In June 1996, the Company completed a private placement for 2,000,000 shares of common stock at $4 per share. The proceeds from the private placement were reduced by $835,000 in underwriter fees and expenses. In conjunction with the private placement, warrants to purchase 140,000 shares of the Company's common stock were issued to the underwriters for a five-year period ending May 31, 2001 at an exercise price of $7.05 per share. No warrants were exercised during 1996.

In January 1996, the Company issued for cash 200,000 shares of common stock to certain individuals at $1 per share. In December 1996, 18,000 shares of common stock were issued for cash at $3.50 per share. The Company issued an additional 283,174 shares ranging in price from $2.50 to $3.50 per share for a total of $947,602 in private placement transactions during 1996.

In 1996, 77,918 shares were issued as compensation to physicians per the terms of their respective asset purchase agreements and certain individuals per commission agreements valued at $343,423. In addition, $144,864 of legal fees were paid through the issuance of 43,399 shares of common stock. The Company also entered into an agreement with a physician in 1996 whereby the physician has the right, but not the obligation, to purchase MAM stock at $3 per share limited by percentages ranging from 1% to 5% of his clinic's revenue in return for MAM being given the opportunity to take over the physician's practice on retirement. No shares were purchased during 1996 under this agreement.

In years prior to 1995, the Company entered into arrangements whereby the issuance of common stock at future dates was contingent upon meeting certain revenue targets. These amounts are included in unearned remuneration and are charged to compensation expense at the fair value of the stock on the date the revenue targets are met.

During 1996, it was determined that certain historical stock records of the Company were inaccurate or incomplete. Management believes that any inaccuracy will not have a material impact on shares outstanding at December 31, 1996.

8. REVENUE

The following amounts were included in the determination of the Company's revenues:

                                                        YEAR ENDED DECEMBER 31
                                                           1996        1995
                                                       -------------------------

Medical service revenue                                $21,774,648  $11,985,696
Healthcare Professional Management, Inc.                 1,319,185    1,090,304
                                                         ---------    ---------
                                                        23,093,833   13,076,000
Less: Provisions for doubtful accounts and
       contractual adjustments                           8,160,341    2,346,765
      Amounts retained by medical groups                 4,554,984    4,329,000
                                                         ---------    ---------
                                                        $10,378,508  $6,400,235
                                                        ===========  ==========

The Company's management services agreements with the physician practices specify the percentage of the net collected revenues to be paid to the affiliated physicians and the percentage to be received by the Company. The net revenue distributed to the physician pays for professional expenses, such as physicians' and nurse practitioners' salaries and benefits and professional malpractice insurance. The net revenue amounts received by the Company are applied to pay the Company's management fee and the practice's business expenses, such as salaries and benefits for receptionists and medical secretaries, billing and collection expense, office supplies, real property lease payments, property insurance expense and an integrated information system. If, after business costs are covered, the collected revenue is insufficient to pay the Company its minimum guaranteed management fee, the Company is authorized to reduce the amount of revenue paid to the affiliated physicians to the extent necessary to pay the minimum guaranteed management fee. On average, since 1994 the Company is entitled to management fees between 5% and 10% of annual medical service revenues per the terms of the various management agreements.

For the years ended December 31, 1996 and 1995, the medical groups derived approximately 35% and 30% of their medical service revenue from services provided under Medicare and Medicaid programs, respectively, and approximately 30% and 30% from contractual fee-for-service arrangements with numerous payors and managed care programs, respectively, none of which individually aggregated more than 10% of medical service revenue. The remaining 35% and 40% of medical service revenue was derived from various fee-for-service payors. Changes in the medical group's payor mix can affect the Company's revenue.

Accounts receivable principally represent receivables from patients and third parties for medical services provided by physician groups. Such amounts are recorded net of contractual allowances and estimated bad debts. Accounts receivable are a function of net physician practice revenue rather than net revenue of the Company. Receivables from the Medicare and State Medicaid programs are considered to have minimal credit risk and no other payor comprised more than 10% of accounts receivable at December 31, 1996 and 1995.

9. NET LOSS ON LITIGATION SETTLEMENTS AND CLINIC TERMINATIONS

Net loss on settlements, terminations and disposals for the year ended December 31, 1996 is comprised of the following:



                                                                    INCOME
                                                                  (EXPENSE)
                                                                 -------------

Lawsuit settlements                                              $(1,709,990)
Clinic terminations (NOTE 4)                                         152,565
Franchise fee write-off (NOTE 3)                                    (902,000)
Other                                                                  5,332
                                                                       -----
                                                                 $(2,454,093)
                                                                 ===========


At December 31, 1996, the Company has accrued within litigation settlements $431,250 relating to two lawsuits with physicians anticipated to settle in 1997. Approximately $180,000 of the total will be paid through the issuance of at least 29,000 shares of the Company's common stock.

Additionally, in January 1997, the Company settled a lawsuit regarding the value of an acquisition of a health facility. The lawsuit was settled in two parts. The first part requires the issuance of 49,999 shares of the Company's common stock in three quarterly installments of 12,500 and one installment of 12,499 shares beginning March 25, 1997 and for each quarter thereafter. At December 31, 1996, $312,493 has been accrued related to this portion of the lawsuit as the Company has guaranteed the ultimate receipt of $6.25 per share. The second portion of the lawsuit settlement requires the payment of $187,500 in cash, $127,000 in common stock and the assumption of $274,361 in debt and payroll taxes. The total value of the second portion of the settlement of $588,861 has been included in accrued litigation settlements at December 31, 1996. In conjunction with these settlements, the Company has fully reserved a related advance of $93,841.

In addition to the above settlements, two lawsuits involving workers' compensation and one real estate lawsuit were settled for a total of $377,386. A portion of this amount ($257,386) has been included as accrued litigation settlements. The remaining $120,000 has been included in paid-in capital as a result of the agreed upon transfer of 40,000 shares owned by an officer of the Company in partial settlement of one of the lawsuits.

10. INCOME TAXES

A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows for the two years ended December 31, 1996 and 1995:


                                                       1996          1995
                                                   ---------------------------

Statutory rate                                          34%           34%
Nondeductible items                                      -            (2)
State tax assets of federal benefit                      6             6
Increase in valuation allowance                        (40)          (38)
                                                   ===========================
                                                         -%            -%
                                                   ===========================



The components of the net deferred tax assets and liabilities at December 31 are as follows:

                                                       1996          1995
                                                   ---------------------------
Deferred tax assets:
  Receivables                                      $   454,000   $  631,000
  Accrued expenses                                     529,000            -
  Federal net operating losses                       2,554,000    1,150,000
  State net operating losses                           470,000      202,000
                                                       -------      -------
                                                     4,007,000    1,983,000
  Valuation allowance                               (3,041,000)    (977,000)
                                                    ----------     --------
 Total deferred tax assets                             966,000    1,006,000

Deferred tax liabilities:
  Method of accounting                                 923,000      968,000
  Property, plant, and equipment                        43,000       38,000
  Intangibles                                        3,274,000    1,092,000
                                                     ---------    ---------
Total deferred tax liabilities                       4,240,000    2,098,000
                                                     ---------    ---------
Net deferred tax liabilities                        $3,274,000   $1,092,000
                                                    ==========   ==========

The Company had net operating losses for federal and state income tax purposes at December 31, 1996 and 1995 of approximately $7,500,000 and $3,400,000, respectively. The net operating losses can be carried forward and used to offset the Company's future taxable income. The federal net operating loss carryforwards will expire beginning in the year 2009.

Recognition of a deferred tax asset is allowed if future realization is more-likely-than-not. A valuation allowance has been provided for the net operating losses and certain temporary differences that based on management's belief are not more-likely-than-not to be realized. The valuation allowance increased by $2,064,000, due in significant part to reserving the tax benefit attributable to the net operating loss generated in the current period.

11. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, certificates of deposit and accounts receivable. The Company places its cash and certificates of deposit with high-credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limits.

11. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The Company has a concentration of credit risk with certain governmental agencies and insurance companies for the payment of patient charges. The net amount due from the governmental agencies approximates 24% of the net receivables outstanding. In addition, the Company is due certain amounts from various physician-owned professional corporations. The net amount due from these sources amounted to approximately $2,660,000 at December 31, 1996. The Company may be able to offset certain amounts due from the physician-owned professional corporations with amounts due to the physician groups.

An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses.

The carrying amounts of cash, restricted cash, accounts receivable, line of credit and notes payable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

It is not practicable to estimate the fair value of the Series B Convertible Redeemable Secured Subordinated Debentures or the 8% convertible debentures, because each of these securities contains unique terms, conditions and restrictions.

12. COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under operating leases which expire at various dates through the year 2005. In addition, the Company pays, on behalf of the clinics it manages, operating leases for office facilities. It has not assumed and does not intend to assume these obligations, but rather pays the leases under the terms of its management agreement with the medical practice. The accompanying consolidated statements of operations include expenses from operating leases of $1,418,173 and $971,890 for the years ended December 31, 1996 and 1995, respectively. Future minimum lease payments due under noncancelable operating leases as of December 31, 1996 are as follows:

                                                           MANAGED
                                             COMPANY       CLINIC
                                             LEASES        LEASES      TOTAL
                                           ------------------------------------
1997                                       $ 415,000   $   747,000   $ 1,162,000
1998                                         447,000       683,000     1,130,000
1999                                         420,000       495,000       915,000
2000                                         419,000       323,000       742,000
2001                                         352,000       261,000       613,000
Thereafter                                   182,000     1,098,000     1,280,000
                                             -------     ---------     ---------
                                          $2,235,000    $3,607,000    $5,842,000
                                          ==========    ==========    ==========


The Company entered into a corporate advisory agreement in 1995 under which the advisory firm agreed to perform certain services for MAM in return for fees and stock options of MAM. In response to a lawsuit filed by the Company against the advisory firm alleging breach of fiduciary duty, breach of oral agreement and misappropriation of trade secrets, the defendant filed a counterclaim seeking specific performance of the advisory agreement or, in the alternative, damages. The litigation is still in preliminary stages and, therefore, the outcome cannot be determined. However, the Company's maximum exposure should the advisory firm prevail would be the grant of a stock option with respect to 375,000 shares of MAM common stock at an exercise price equivalent to a 40 to 50 percent discount from fair value plus attorney fees.

The Company is presently involved in various other lawsuits occurring in the course of its business of acquiring physician practices and medical related entities. The above referenced claims are either in discovery or the early phases of arbitration; however, management believes the amounts accrued (Note 9) are adequate and the ultimate outcome of these claims is not expected to be material to operations or the Company's financial position.

13. RELATED PARTIES

The  management   services  agreement  activity  between  the  Company  and  the affiliated physician groups is reflected in accounts receivable affiliated physicians on the consolidated balance sheet.

The Company leases a portion of its medical office space at rates which the Company believes approximate fair market value, from entities affiliated with certain of the stockholders of physician groups affiliated with the Company. Payments under these leases were approximately $187,000 and $146,000 in 1996 and 1995, respectively.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 1996 and 1995 are summarized as follows:

                                                          1996        1995
                                                      -------------------------
Cash paid for interest and income taxes:
  Interest                                             $   109,214   $  292,000

Noncash investing and financing activities:
  Assets acquired by capital lease                         519,993       86,000
  Assets acquired with stock issuance, assumption
    of debt and other liabilities                       10,702,815    4,348,000
  Stock issued for debt                                         -       828,000
  Debt converted to stock                                  993,453            -


15. SUBSEQUENT EVENTS

The Company has completed the acquisition of or entered into service agreements with ten clinics subsequent to December 31, 1996. As consideration for these acquisitions, the Company will pay approximately $1,250,000 in cash, issue approximately $2,000,000 in notes payable and 576,311 shares of common stock over the next five years valued at approximately $2,400,000.

On October 15, 1997, the Company entered into a $1,250,000 accounts receivable factoring line of credit under which the Company can receive advances equal to 40% of accounts receivable outstanding less than 90 days. A factoring commission of 1% for each 30-day period in addition to interest at the prime rate (as published in the WALL STREET JOURNAL) plus 2% will be charged on outstanding dollars. A reserve of 5% of the total outstanding invoices is also required. This indefinite facility is guaranteed by certain officers of the corporation.

In September 1997, the Company signed a nonbinding letter of intent with VenturCor, Inc., a wholly owned subsidiary of ServantCor, an Illinois not-for-profit integrated health care delivery system, to form an Illinois statewide physician practice management company. The joint venture company would be owned 51% by VenturCor and 49% by the Company and would offer administrative and managed care contracting services, purchase fixed assets from physician practices and enter into 25 to 40 year management contracts with Illinois-based physicians. It is contemplated that the Company would fund its capital contribution through a combination of cash and shares of the Company's common stock while VenturCor would fund its capital contribution with cash. In addition, the Company and VenturCor are discussing a possible issuance of convertible debentures by the Company to VenturCor. No assurance can be given that a mutually acceptable joint venture will be formed or that VenturCor will make a direct investment in the Company.

                                  Report of Independent Auditors

To the Board of Directors
  and Stockholders of
  Medical Asset Management, Inc.
Mesa, Arizona

We have audited the consolidated balance sheets of Medical Asset Management, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Asset Management, Inc. as of December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1, the accompanying consolidated financial statements have been restated for the correction of an error.


HARLAN AND BOETTGER


San Diego, California
May 1, 1996, except
  for Notes 1 and 12 as to which
  the date is September 19, 1997.


                              Medical Asset Management, Inc. and Subsidiaries

                                        Consolidated Balance Sheets

                                                           DECEMBER 31
                                                       1995           1994
                                                   -----------------------------
                                                            (RESTATED)
ASSETS
Current assets:
  Cash                                              $   134,378    $   50,382
  Accounts receivable, less $1,580,820 and
   $633,705  of allowance for doubtful                3,155,482     2,857,809
   accounts
  Affiliated physicians receivables                      26,552       231,570
  Other current assets                                   93,841       222,180
                                                         ------       -------
Total current assets                                  3,410,253     3,361,941

Property and equipment, net                             498,290       435,418

Intangible assets, net                                7,911,755     3,185,765

Other assets                                             12,264         8,133




                                                    -----------    ----------
Total assets                                        $11,832,562    $6,991,257
                                                    ===========    ==========


                                                           DECEMBER 31
                                                       1995           1994
                                                   -----------------------------
                                                            (RESTATED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit and notes payable                 $    936,766    $
  Accounts payable                                      297,488       318,172
  Accrued payroll                                       244,377             -
  Accrued expenses                                      249,116       146,509
  Related party debt                                    213,361       166,049
  Due to Physician groups                                           1,535,298
  Current portion of long-term liabilities               21,898       982,759
                                                         ------       -------
Total current liabilities                             1,963,006     3,148,787

Long-term debt:
  Notes payable and
  Capital lease obligations                             582,847         7,132
Convertible subordinated debt                           862,905        54,000
Deferred tax liability                                1,091,473             -
Commitments and contingencies                                 -             -
                                                         ------       -------
Total liabilities                                     4,500,231     3,209,919
                                                      ---------     ---------


STOCKHOLDERS' EQUITY
Preferred stock (convertible) --$.001 par
  value--10,000,000 shares authorized; Class
  A--3,000,000 shares issued and outstanding
  at December 31, 1995 and 1994                           3,000         3,000

Common Stock--$.001 par value--50,000,000 shares
  authorized, 10,912,772 and 9,451,486 issued and
  outstanding at December 31, 1995 and 1994,
  respectively                                           10,913         9,745

Additional paid-in capital                            6,210,962     3,792,121
Common stock to be issued, 1,131,113 and 504,178
  shares at December 31, 1995 and 1994,
  respectively                                        5,979,026     3,025,615
Unearned remuneration                                (3,314,800)   (3,025,615)
Retained earnings                                    (1,556,770)      (23,528)
                                                     ----------       -------
Total stockholders' equity                            7,332,331     3,781,338
                                                     ----------       -------
Total liabilities and stockholders' equity          $11,832,562    $6,991,257
                                                    ===========    ==========


SEE ACCOMPANYING NOTES.



                              Medical Asset Management, Inc. and Subsidiaries

                                   Consolidated Statements of Operations


                                                      YEAR ENDED DECEMBER 31
                                                       1995           1994
                                                   -----------------------------
                                                            (RESTATED)


Net revenue                                         $6,400,235     $2,573,319
                                                    ----------     ----------
Operating expenses:
  Clinic salaries, and benefits                      3,041,648        860,847
  Other clinic costs                                 2,136,745        528,922
  Consulting fees                                      200,864              -
  Depreciation and amortization                        373,797        149,303
                                                       -------        -------

Total operating expenses                             5,753,054      1,539,072
                                                     ---------      ---------
                                                       647,181      1,034,247

General and administrative expenses                  1,840,991      1,283,068
                                                     ---------      ---------
                                                    (1,193,810)      (248,821)
Other income (expense):
  Interest income                                            -          3,000
  Interest expense                                    (291,657)       (25,240)
  Other (net)                                            2,880        169,630
                                                      ---------      ---------
Total other income (expense)                          (288,777)       147,390
                                                      ---------      ---------

(Loss) before income taxes                          (1,482,587)      (101,431)
                                                     ---------      ---------

Income tax                                              50,655              -
                                                     ---------      ---------

Net income (loss)                                  $(1,533,242)   $  (101,431)
                                                    ==========      ==========

Net (loss) per common share                              $(.15)    $    (.001)
                                                    ==========     ==========
Weighted average number of shares of common
   outstanding                                      10,376,247      9,168,762
                                                    ==========      =========


SEE ACCOMPANYING NOTES.



                Medical Asset Management, Inc. and Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity

                                  COMMON STOCK               PREFERRED STOCK
                                ---------------------------------------------------   PAID-IN
                                 SHARES       AMOUNT       SHARES      AMOUNT         CAPITAL
                                ---------------------------------------------------------------------
Balance, December 31, 1993      9,133,332   $  9,133     3,000,000       $  3,000       $ 1,397,067

Issuance of  common                21,400         21            --             --            53,479
   stock
Medical practice
   transactions:
      Stock issued                590,270        591            --             --         2,341,575
   Value of 504,178 shares
     to be issued                      --         --            --             --                --

   Net income (loss)                   --         --            --             --                --
                               -----------------------------------------------------------------------

Balance, December 31, 1994
  as restated                   9,745,002   $  9,745     3,000,000       $  3,000       $ 3,792,121

Issuance of common stock          189,000        189            --             --           386,661

Medical practice
   transactions:
   Stock issued                   418,861        419            --             --         1,082,467
      Value of 728,468
      shares to be  issued             --         --            --             --                --

   Issued shares of
      common stock for
      fixed assets                142,675        143            --             --           105,546
   Debt and payables
      exchanged for
      common stock                417,234        417            --             --           828,167
   Capital contributed                 --         --            --         16,000                --
   Net income (loss)                   --         --            --             --                --
                               -------------------------------------------------------------------------
 Balance, December 31, 1995    10,912,772   $ 10,913     3,000,000       $  3,000       $ 6,210,962
                               =========================================================================


================
TABLE CONTINUED
================

                                      COMMON
                                       STOCK          UNEARNED           RETAINED
                                   TO BE ISSUED     REMUNERATION         EARNINGS         TOTAL

                                   ----------------------------------------------------------------------
Balance, December 31, 1993         $        --        $        --         $    77,903         $ 1,487,103

Issuance of common stock                    --                 --                  --              53,500

Medical practice
   transactions:
      Stock issued                          --                 --                  --           2,342,166
   Value of 504,178 shares
     to be issued                    3,025,615         (3,025,615)                 --                  --

   Net income (loss)                        --                 --            (101,431)           (101,431)
-----------------------------------------------------------------------------------------------------------

Balance, December 31, 1994
  as restated                      $ 3,025,615        $(3,025,615)        $   (23,528)        $ 3,781,338

Issuance of common  stock                   --                 --                  --             386,850

Medical practice
   transactions:
   Stock issued                             --                 --                  --           1,082,886
      Value of 728,468
      shares to be  issued           2,953,411           (289,157)                 --           2,664,226

   Issued shares of
      common stock for
      fixed assets                          --                 --                  --             105,689
   Debt and payables
      exchanged for
      common stock                          --                 --                  --             828,584
   Capital contributed                      --                 --              16,000
   Net income (loss)                        --                 --          (1,533,242)         (1,553,242)
----------------------------------------------------------------------------------------------------------
 Balance, December 31, 1995        $ 5,979,026        $(3,314,800)        $(1,556,770)        $ 7,332,331
==========================================================================================================
SEE ACCOMPANYING NOTES.


                 Medical Asset Management, Inc. and Subsidiaries

                    Consolidated Statements OF cASH fLOWS


                                                      YEAR ENDED DECEMBER 31
                                                       1995           1994
                                                   -----------------------------
                                                           (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $(1,533,242)   $  (101,431)
Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                       373,797        149,303
   Deferred taxes                                       50,655              -
   Changes in operating assets and
     liabilities, net of effects of
     acquisitions:
     Accounts receivable                              (996,301)    (1,781,777)
     Affiliated physician fee receivable               (62,289)       (48,599)
     Other current assets                              128,339         40,500
     Accounts payable and accruals                     171,217        679,216
     Other assets                                       (4,131)             -
                                                        ------       --------

Net cash provided by (used in) operating
 activities                                          (1,871,955)    (1,062,788)
                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangibles                             (86,400)             -
Net cash used to fund acquisitions                      (5,316)       (98,477)
Acquisition of property and equipment                 (199,392)        (7,969)
                                                      --------         ------
Net cash used in investing activities                 (291,108)      (106,446)
                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuances                           623,027      1,567,980
Repayment of long-term debt                           (415,701)      (493,061)
Issuance of convertible debt                           808,905              -
Proceeds from issuances of common stock              1,230,828         53,500
                                                     ---------         ------
Net cash (used in) provided by financing
activities                                           2,247,059      1,128,419
                                                      ---------      ---------

Net increase (decrease) in cash                         83,996        (40,815)
Cash, beginning of year                                 50,382         91,197
                                                        ------         ------
Cash, end of year                                     $134,378    $    50,382
                                                      ========    ===========


                             SEE ACCOMPANYING NOTES.

                 Medical Asset Management, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                DECEMBER 31, 1995

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Medical Asset Management, Inc. (Company), a Delaware corporation, is engaged in the business of meeting the several urgent needs of practicing physicians and exploiting emerging opportunities in the practice of medicine through business management services. Its management services involve the acquisition of assets of medical practices, which it enhances by increasing patient collections and lowering costs through its management and marketing expertise and volume purchasing power. At December 31, 1995, Medical Asset Management, Inc. has management service agreements with 20 physician practices in four states.

In August 1994, the Company acquired 100% of the outstanding common stock of Medical Asset Management, Inc. (MAM) in exchange for 6,960,000 shares of common stock of the Company along with the right to issue 3,000,000 shares of the Company's Class A Preferred Stock in exchange for the 1,176,581 shares of MAM's Class A Preferred Stock and the 133,000 shares of MAM's Class B Preferred Stock. This transaction was recorded as a recapitalization of MAM with MAM as the acquirer for accounting purposes (reverse acquisition). As such, no revaluation of net assets acquired was recorded.

Subsequent to this acquisition and pursuant to the approval of a majority of the Company's common stockholders, the Company changed its name from Eagle High Enterprises, Inc. to Medical Asset Management, Inc.

The following is a summary of the Company's significant accounting policies:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Medical Asset Management, Inc., its wholly owned subsidiaries, Medical Asset Corporation, Inc., and Healthcare Professional Management, Inc. (together "the Company"). All significant intercompany balances and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESTATEMENT

During 1996, management restated the prior years financial statements for certain corrections of accounting principles and misapplications of facts that existed at the time the 1995 financial statements were prepared. The aggregate amount of the restatement resulted in a reduction in earnings from the previously reported net income for the year ended December 31, 1995 of $577,913 to a net loss of $1,533,242. The following schedule summarizes the effect on net income (loss), net income (loss) per share and stockholders' equity as a result of restating the companies 1995 financial statements from that previously reported in November 1996.



                                                     NET INCOME
                                        NET INCOME   (LOSS) PER   STOCKHOLDERS'
                                          (LOSS)        SHARE        EQUITY
                                        ---------------------------------------

1995:
  As previously reported                $   577,913   $.05         $6,657,582
  Adjustment                            (2,111,155)   $(.20)          674,749
  As restated                           (1,533,242)   $(.15)        7,332,331


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, or the underlying leases. Estimated useful lives range from 3 to 5 years for equipment, 3 to 7 years for leasehold improvement and 15 to 25 years for buildings and improvements based upon the type and condition of assets. Maintenance, repairs and minor renewals are charged to operations as incurred. Major replacements or betterments are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected as income or expense.

INTANGIBLE ASSETS

   MANAGEMENT SERVICE AGREEMENTS

Management Service Agreements consist of the Company's exclusive right to manage the business side of a physician or physician group's practice over a 25-year period. These costs are amortized on a straight-line basis over the initial 25-year (or less) terms of the related management service agreements. In the event of termination of a service agreement, the related physician or physician group is required to purchase all clinic assets, including intangible assets, generally at then current book value.

   FRANCHISE FEES

Franchise fees are agreements with certain related parties. Franchise fees are amortized using the straight-line method over 25 years.

   AMORTIZATION AND RECOVERY

The Company periodically reviews its intangible assets to assess recoverability and impairments would be recognized in the statement of operations if a permanent impairment were determined to have occurred. Recoverability of intangibles is determined based on undiscounted future operating cash flows from the related business unit or activity. The amount of the impairment, if any, is measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

COMMON STOCK TO BE ISSUED

As part of entering into long-term management services agreements with medical practices as described in Note 2, the Company has made nonforfeitable commitments to issue shares of common stock at specified future dates for no further consideration. Common stock to be issued is shown as a separate component of shareholders' equity and the amounts, upon issuance of the shares, will be reclassified to par value and additional paid-in capital. Additionally, contingent shares to be issued as remuneration related to services provded by physicians for acquisitions in 1994 (Note 14) are included in common stock to be issued. Unearned renumeration related to the contingent stock has been recorded as a separate component of equity equal to the estimated fair market value of the stock on the effective date of the acquisition. Renumeration expense is recorded at the estimated fair value of the stock on the date the performance criteria are met. Upon issuance of the contingent shares, their value is reclassified to par value and additional paid-in-capital.

REVENUE RECOGNITION

The Company's revenues are the estimated realizable amounts earned from billings to patients, third-party payors and others for services rendered at the company's affiliated clinics and practices, reduced by contractual adjustments and the contractual allocation of revenues to the medical provider-owner(s) of the clinics and practices. Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. These adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are reported as contractual adjustments in the year final settlements are determined.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

NET LOSS PER SHARE

The computation of fully diluted net loss per share was antidilutive in each of the periods presented. Net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during the periods. Common share equivalents consisting of convertible preferred stock, all commitments to issue common stock at specified future dates based upon the mere passage of time and contingent shares for which conditions for their issuance are currently being met are not included in the primary per share calculation because the effect would be antidilutive.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company will adopt the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," during the first quarter of 1996. The adoption of this Statement is not expected to have a material effect on the Company's financial position or results of operations.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The new accounting standards prescribed by SFAS No. 123 are optional, and the Company is permitted to account for its stock incentive and stock purchase plans under previously issued accounting standards. The Company does not expect to adopt the new accounting standard; consequently, SFAS No. 123 will not have an impact on the Company's results of operations.

2.  ACQUISITIONS

On December 29, 1995, the Company exchanged 433,332 shares of its common stock valued at $1,168,288 for 100% of the outstanding common stock of Healthcare Professional Management, Inc. The Company has recorded the transaction under the Pooling of Interest Method for Business Combinations.

The following represents the results of operations of Healthcare Professional Management, Inc. for the years ended December 31, 1995 and 1994 that are included in the combined net income of the Company.

                                                       1995          1994
                                                   ---------------------------
Revenues                                           $1,090,304    $1,124,978
Net (loss) income                                     (17,270)       40,809


In addition to the Healthcare Professional Management, Inc. transaction, from January 1, 1994 through December 31, 1995, the Company entered into long-term management service agreements with 18 medical groups.

These agreements provided for the Company to acquire all the non medical assets and properties which the physician's own in connection with the conduct of the physicians medical practice. The assets included (i) all of the physicians accounts receivable as reflected on the physicians books and records, on the effective date of the agreement and at all times during the terms of the agreement, all accounts receivable acquired are reflected on the Company's balance sheet with a corresponding allowance account for those accounts considered possibly uncollectible, (ii) all administrative (i.e., nonmedical) aspects of every kind and character pertaining to the running of the Clinic, and
(iii) all other assets as described in the agreement. Total consideration paid for the medical groups to enter into long-term management service agreements and for the nonmedical assets described above includes cash, the issuance of common stock, the estimated value of nonforfeitable commitments by the Company to issue common stock at future dates for no additional consideration and short-term and subordinated notes. The Company has recorded the business acquisition at the fair market value of the assets acquired (purchase). The purchase price was allocated based upon their fair market value at the date of the agreement.

The Company has legal title to patient accounts receivable, and therefore recognizes these amounts in the financial statements. The Company is liable for certain operating expenses of the practices, and therefore records them as operating expenses. Under these agreements the Company is to receive a minimum management fee of 10% up to a maximum of thirty percent (30%) of net billings of the practice as a management fee. The Company records the management fees earned as net revenues and the related management fee receivable. Additionally, the Company records a receivable for funds advanced to practices to pay practice operating expenses under the terms of the Management Services Agreements. Management of the Company evaluates collectibility of the management fee receivable on an ongoing basis and records collectibility reserves if deemed necessary. The Company is also obligated to pay a stipulated percentage, if available after collection of minimum management fees, of net billings to the physicians, and records such amounts as a reduction of revenues on its statements of operations with corresponding liability in due to physician groups. At December 31, 1995, advances to and receivables from physician groups exceeded amounts related to the liability for the physicians portion of the uncollected net billings.

The Company offers affiliated physicians who enter into an Asset Purchase and Management Agreement with the Company the option to repurchase tangible assets and an option to repurchase the Management Agreement with the medical practice, acquired by the Company. During the first four years of each agreement, the repurchase of tangible assets requires the return of all consideration paid by the Company, a mandatory repurchase of the Management Agreement, and repayment to the Company of all money invested or advanced to the practice. The repurchase of the Management Agreement requires the return of all consideration paid by the Company for the acquisition of the Management Agreement. In the event of a repurchase, the medical practice forfeits all management fees earned by the Company as of the date of the repurchase. The accounts receivable of the medical practice are owned or assigned to the company as of the date of the repurchase. In the event of a repurchase, the practice is not bound by any covenant not to compete.

After the first four years of each agreement, a termination provision is offered. The termination provision requires the Practice to pay the Company a negotiated amount of cash for liquidated damages, or obligates the medical providers to abide by a covenant not to compete.

During 1995, the Company acquired the nonmedical assets and entered into long-term management service agreements with seven medical clinics.

During 1994, the Company acquired the nonmedical assets and entered into long-term management service agreements with 8 medical clinics.

Total acquisition transaction consideration is comprised of the following:

                                                          DECEMBER 31
                                                       1995          1994
                                                   ---------      ---------
Cash and transaction costs                         $    5,316    $   98,477
Short-term and subordinated notes                     446,311            -0-
Common  stock  issued  and to be
  issued (at fair value)                            3,763,690       696,538
Liabilities assumed
                                                    ---------       --------
Total costs                                       $4,215,317       $795,015
                                                   ==========       ========

The shares of common stock to be issued at specified future dates were valued at the average market value during the preceeding 90 day period. The common stock in all of the transactions is delivered 20% at closing and 20% each on the first, second, third, and fourth anniversaries.

For transactions completed through December 31, 1995, the scheduled issuance of shares of common stock that the Company is committed to deliver after the passage of time are 307,942 in 1996, 307,942 in 1997, 307,942 in 1998, and
207,287 in 1999. The accompanying financial statements include the results of operations derived from the management services agreements from their respective effective dates. The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 1994 as if the 1995 and 1994 transactions had been consummated on January 1, 1994 and for the year ended

December 31, 1995 as if the 1995 transactions were consummated on January 1, 1995. Such information is based on the historical financial information of the medical groups and does not include operational or other changes which might have been affected pursuant to the Company's management of the nonmedical aspects of such groups.

The pro forma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands, except per share amounts):



                                                          PRO FORMA (UNAUDITED)
                                                          YEAR ENDED DECEMBER 31

                                                             1995          1994
                                                             ----          ----
Revenue                                                     8,880         7,993
Net income                                                  (354)           430
Net income per share                                        (.03)           .05


3. ACCOUNTS RECEIVABLE

The Company has established an allowance for doubtful accounts based upon anticipated actual collections as determined by management in an amount between 10% and 20% of the gross accounts receivable balance.
Management feels that this amount is reasonable.

4. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:


                                                          1995         1994
                                                        ---------    ---------
Furniture and equipment                                  $671,752    $ 761,298
Less accumulated depreciation                            (173,462)    (325,880)
                                                         --------     --------
Property and equipment, net                              $498,290    $ 435,418
                                                         ========    =========


Depreciation expense for the years ended December 31, 1995 and 1994 was $148,050 and $65,814, respectively.

5. DEBT

RELATED PARTY DEBT

Related party debt at December 31, 1995 and 1994 consists of demand notes payable, including interest, at 8% to certain officers of the Company.



LONG-TERM DEBT

Long-term debt consists of the following:


                                                          1995         1994
                                                      --------------------------

Notes payable to various  individuals  in
  conjunction  with asset  acquisition,
  collateralized with accounts  receivable,
  interest payable at 10%, matures at  various
  dates in 1996 and 1997, all unpaid principal
  and accrued interest are due at due date               $391,606    $  163,806

Note payable to an individual, collateralized
  by accounts receivable,  interest payable
  at 10%,  principal  and interest  payable
  at $45,000  monthly  through December 1996.
  During 1995 the note was eliminated as a result
  of a re-valuation of accounts receivable
   purchased with the note.                                     -     1,540,236

Notes payable, interest payable at 12%, principal
  and any accrued interest due on demand. Notes may
  be converted into 338,494 shares of the Company's             -       550,000
  common stock in 1995.
                                                           37,898            -
Other

Capital lease obligations                                 175,241        29,245
                                                          -------        ------
                                                          604,745       989,891
Less current portion                                       21,898       982,759
                                                           ------       -------
                                                        $ 582,847        $7,132
                                                        =========        ======


Future principal maturities, including capital lease obligations, as of December 31, 1995 is as follows:


DECEMBER 31

   1996                                                             $  21,898
   1997                                                               526,963
   1998                                                                16,602
   1999                                                                18,788
   2000                                                                20,494
                                                                    =========
                                                                     $604,745
                                                                    =========

6. CONVERTIBLE SUBORDINATED DEBT

During 1995, the Company issued $762,000 of 12% Series B Convertible Redeemable Secured Subordinated Debentures. Interest payable semiannually, principal and any unpaid interest due April 28, 2000. Upon maturity the holder shall have the right of option, but not the obligation, to convert all or part of the debt into fully paid shares of the Company's common stock at the conversion price of $5.00 per share.
Principal and accrued interest at December 31, 1995 was $808,095.

7. REVENUE

The following presents the amounts included in the determination of the Company's revenues (in thousands):


                                                       YEAR ENDED DECEMBER 31
                                                          1995         1994
                                                      --------------------------
Medical service revenue, net                             $10,729       $3,784
Amounts retained by medical groups                         4,329        1,133
                                                      --------------------------
                                                        $  6,400       $2,651
                                                      ==========================

Medical service agreements at year-end                        18           12



The Company's management services agreements with the practices specify the percentage of the net collected revenues to be paid to the affiliated physicians and the percentage to be received by the Company. The net revenue distributed to the physician pays for professional expenses, such as physicians' and nurse practitioners' salaries and benefits and professional malpractice insurance. The net revenue amounts received by the Company are applied to pay the Company's management fee and the practice's business expenses, such as salaries and benefits for receptionists and medical secretaries, billing and collection expenses, office supplies, real property lease payments, property insurance expenses and an integrated information system. If, after business costs are covered, the collected revenues is insufficient to pay the Company its minimum guaranteed management fee, the Company is authorized to reduce the amount of revenue paid to the affiliated physicians to the extent necessary to pay the minimum guaranteed management fee. On average, since 1994 the Company has earned management fees of between 5% and 10% of annual medical service revenues.

The range of net billing percentage that the Company is obligated to pay to physicians pursuant to their consulting arrangements is 33%-38%.

For the years ended December 31, 1995 and 1994, the medical groups derived approximately 35% and 30% of their medical service revenue from services provided under Medicare and Medicaid programs and 30% and 30% from contractual fee-for-service arrangements with numerous payors and managed care programs, none of which individually aggregated more than 10% of medical service revenue. The remaining 40% was derived from various fee-for-service payors. Capitation revenues were less than 20% of total revenue in 1995. Changes in the medical group's payor mix can affect the Company's revenue.

Accounts receivable principally represent receivables from patients and third-parties for medical services provided by a physician groups. Such amounts are recorded net of contractual allowances and estimated bad debts. Accounts receivable are a function of net physician practice revenue rather than net revenue of the company. Receivables from the Medicare and State Medicaid programs are considered to have minimal credit risk and no other payor comprised more than 10% of accounts receivable at December 31, 1995.

8. INCOME TAXES

Significant components of the provision for income taxes are as follows:


                                                          1995         1994
                                                     --------------------------
Current:
 Federal                                              $     -          $     -
 State                                                      -                -
                                                                             -
                                                     --------          --------
Total current                                               -          $     -
                                                     ========          ========


The components of the net deferred tax asset and liability at December 31 are as follows:

                                                      1995           1994
                                                     -----------------------
Deferred tax assets:
      Receivables                                     $    631,000          -
      Federal net operating losses                       1,150,000          -
      State net operating losses                           202,000          -
                                                         ---------    -------
                                                         1,983,000          -
      Valuation allowance                                 (977,000)         -
                                                         ---------    -------
Total deferred tax assets                                1,006,000          -

Deferred tax liabilities:
      Method of accounting                                 968,000          -
      Property , plant, and equipment                       38,000          -
      Intangibles                                        1,092,000          -
                                                        ----------   --------
Total deferred tax liabilities                           2,098,000          -
                                                         =========   ========


9. COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under operating leases which expire at various dates through the year 2005. The accompanying statement of operations includes expenses from operating leases of $971,890 and $239,089 for 1995 and 1994, respectively. Future minimum lease payments, due under noncancelable operating leases as of December 31, 1995 are as follows:


     1996                                                         $   931,600
     1997                                                             601,056
     1998                                                             601,056
     1999                                                             414,566
     2000                                                             383,352
     2001                                                             148,632
     2002                                                             148,632
     2003                                                              56,460
     2004                                                              56,460
     2005                                                              56,460
                                                                 ============
                                                                   $3,398,274
                                                                 ============

The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of accounts receivable, management fee receivable, accounts payable, related party debt and long-term debt, and convertible subordinated debt. At December 31, 1995 and 1994, fair values of these instruments approximates carrying value.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 1995 and 1994 are summarized as follows:


                                                          1995          1994
                                                       -------------------------
Cash paid for interest and income taxes:
  Interest                                            $   291,657    $  25,240

Noncash investing and financing activities:
  Assets acquired by capital lease                         86,000           --
  Assets acquired with stock issuance,
    assumption of debt and other liabilities            4,348,751      296,754
  Stock issued for debt                                   828,584           --



12. EQUITY

In June 1994, the Company's shareholders approved proposals to cancel 2,000,000 shares of common stock and effect a 1-for-3.5 reverse stock split of the Company's common stock. The effect of the reverse split was to convert three and one half (3.5) shares of common stock into one (1) share of common stock.

The Company's preferred shares (1) carry no voting rights; (2) may be converted into common shares on a one-to-one basis subject to the limitation that no more than 25% may be converted into common shares in any one year and at no time may the holders of the Class A preferred hold directly or indirectly 4.9% of the common shares outstanding; (3) the shares carry no dividend right, except an amount equal to, on a per share basis, amounts declared paid or set aside for common stock, and (4) the shares have no redemption rights. In order to conform the Company's Certificate of Incorporation to reflect the 1994 agreement to issue the shares of class A preferred stock, on September 19, 1997, the Company filed a description of terms with respect to 2,250,000 shares of class A preferred stock which was outstanding on that date.

During 1996, it was determined that certain historical stock records of the Company were inaccurate or incomplete. Management believes that any inaccuracy will not have a material impact on shares outstanding at December 31, 1995.

13. SUBSEQUENT EVENTS

On December 31, 1995 the Company entered into an Clinic Management Agreement with OB-GYN Associates. On April 1, 1996 (the effective date of the acquisition for accounting purposes) the Company entered into an Asset Purchase Agreement with OB-GYN Associates. In May 1996 Management Agreement and the Asset Purchase Agreement was finalized with the Company agreeing to issue 730,000 shares of its common stock, valued at $2,920,000 and paying $1,606,202 in cash for a total acquisition price of $4,526,202. As of May 31, 1996 the Company has issued 146,000 shares of its common stock as part of this acquisition. The remaining
584,000 shares are to be issued at 146,000 shares each December through 1999. The 25 year management agreement provides for a contractual allocation to OB-GYN Associates of 54% of net collected revenues. If, after business costs are covered the collected revenue is insufficient to pay the Company its minimum guaranteed management fees, the Company is authorized to reduce the amount of revenue payed to affiliated physicians to the extent necessary to pay the minimum guaranteed fee.

This acquisition has been accounted for as a purchase. The accounts receivable were valued at net collectible value based upon an analysis by the Company. The estimated fair value of assets is summarized as follows:


      Accounts receivable, net                                    $1,011,000
      Property and equipment                                         305,000
      Management service agreement                                 3,036,000
      Excess of cost of acquired assets over fair value              429,000
      Other                                                           50,000
                                                                 -------------
                                                                   4,831,000
      Less value of stock issued and to be issued                  3,025,000
                                                                 =============
      Cash purchase price                                         $1,806,000
                                                                 =============

For the year ended December 31, 1995 the financial statements of the Company do not include any financial results of OB-GYN Associates.

Audited pro forma results of operations for 1995 and unaudited pro forma results of operations for 1994, assuming the acquisition of OB-GYN Associates was consummated January 1, 1994, are as follows:


                                                       1995           1994
                                                  ------------------------------
Net revenue                                        $ 9,462,235     $7,356,377
Net earnings                                        (1,241,277)       254,411
Earnings per share                                        (.12)           .03


                              Medical Asset Management, Inc. and Subsidiaries

13. SUBSEQUENT EVENTS (CONTINUED)

Audited pro forma results of operations for 1995 and unaudited pro forma results of operations for 1994, assuming the acquisition of OB-GYN Associates was consummated January 1, 1994, are as follows:


                                                      1995           1994
                                                 ------------------------------
Net revenue                                           $9462,235     $7,356,377
Net earnings                                         (1,241,277)       254,411
Earnings per share                                         (.12)           .03


                         INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS OF
MEDICAL ASSET MANAGEMENT, INC.:


We have audited the accompanying balance sheet of OB-GYN Associates, P.C. (a Colorado corporation) as of December 31, 1995, and the related statement of operations and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OB-GYN Associates, P.C. as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.







Harlan & Boettger, CPAs
San Diego, California
September 23, 1996

                             OB-GYN ASSOCIATES, P.C.

                                  BALANCE SHEET

                                DECEMBER 31, 1995

ASSETS

CURRENT ASSETS
   Cash                                                         8,518
   Investment (Note C)                                     $  378,654
   Accounts receivable, trade, net of allowance for
      doubtful accounts of $683,670 (Note A)                1,366,065
   Accounts receivable, other                                 216,072
   Accounts receivable, shareholder                            21,003
   Prepaid expenses and other current assets
                                                              105,668

                   TOTAL CURRENT ASSETS                     2,095,980

PROPERTY AND EQUIPMENT, net (Note B)                          318,749
                                                          -----------
                   TOTAL ASSETS                           $ 2,414,729
                                                          ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                    $ 258,422
   Bank overdraft                                             162,888
   Line of credit - current (Note G)                           35,000
   Capital lease obligations                                   76,669
   Accrued pension contribution payable (Note D)                5,340
   Note payable - current (Note F)                            180,073
   Income taxes payable (Note E)                               95,443
   Deferred income taxes (Notes A and E)                       86,500
                                                               ------
       TOTAL CURRENT LIABILITIES                              900,335

COMMITMENTS (Note H)                                               -

NOTE PAYABLE LESS CURRENT PORTION (Note F)                  1,407,494
                                                            ---------
 TOTAL LIABILITIES                                          2,307,829

STOCKHOLDERS' EQUITY
   Common stock, $1 par value; 50,000 shares
     authorized; 12,500 shares issued and outstanding          12,500
   Additional paid-in-capital                                 524,768
   Stock subscription receivable (Note I)                    (160,098)
   Retained deficit                                          (270,270)

       TOTAL STOCKHOLDERS' EQUITY                             106,900

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 2,414,729
                                                           ===========

   The accompanying notes are an integral part of these financial statements.


                            OB-GYN ASSOCIATES, P.C.

                           STATEMENT OF OPERATIONS

                     FOR THE YEAR ENDED DECEMBER 31, 1995



INCOME
   Professional fees                                       $5,212,881
   Interest income                                             33,207
   Other income                                               319,374
                                                          -----------
       TOTAL INCOME                                         5,565,462

OPERATING EXPENSES
   Payroll and payroll taxes                                2,878,709
   Liability insurance                                        235,293
   Officer's insurance                                         57,077
   General and administrative                                 799,642
   Office expense                                             167,943
   Management fees                                             72,278
   Miscellaneous                                               17,093
   Depreciation                                               126,626
   Pension plan contributions (Note D)                         25,652
   Property tax, dues & subscriptions                          71,987
   Contract labor                                             140,194
   Medical supplies                                           194,465
   Lab fees                                                    48,999
   Consulting                                                  18,450
   Interest expense                                           190,154
   Loss on sale of equipment                                   80,922
   Legal and accounting                                        42,310
                                                             --------

       TOTAL OPERATING EXPENSES                             5,167,794

INCOME BEFORE PROVISION FOR TAXES                             397,668

INCOME TAXES (Notes A and E)                                   95,433
                                                             --------
NET INCOME                                                   $302,235
                                                             ========

  The accompanying notes are an integral part of these financial statements.


                            OB-GYN ASSOCIATES, P.C.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE YEAR ENDED DECEMBER 31, 1995


                                            Additional
                          Common              Paid-in      Retained
                          Shares    Amount    Capital       Deficit    Total
                          ------    ------    -------       -------    -----
BALANCE, JANUARY 1, 1995  12,500     $ 12,500   $524,768  $(572,505)  $ (35,237)

Stock subscription
  receivable                  -            -          -          -     (160,098)
                         -------     -------    -------     ------      -------

Net income                12,500     $ 12,500   $524,768    302,235     302,235
                         =======     ========   ========    -------     -------

DECEMBER 31, 1995                                          (270,270)  $ 106,900
                                                           =========  =========



  The accompanying notes are an integral part of these financial statements.

                            OB-GYN ASSOCIATES, P.C.

                            STATEMENT OF CASH FLOWS

                     FOR THE YEAR ENDED DECEMBER 31, 1995


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $302,235
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                         (274,898)
       Change in assets and liabilities:
         Increase in accounts receivable - trade             (337,314)
         Increase in receivable - other                      (128,747)
         Decrease in shareholder receivable                    71,480
         Increase in prepaid expenses and other               (56,544)
         Decrease in accounts payable and accrued            (176,528)
          expenses
         Increase in bank overdraft                           162,888
         Decrease in deferred compensation                   (140,721)
         Increase in income taxes payable                      17,533
         Decrease in deferred loss on sale of equipment       (16,140)

NET CASH USED IN OPERATING ACTIVITIES                        (576,756)

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of fixed assets                                       569,315
   Increase in investments                                    (66,996)

NET CASH USED IN INVESTING ACTIVITIES                         502,319

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on line of credit                                  35,000
   Principal payments on capital leases                       (84,747)
   Decrease in notes payable                                  (45,871)
   Principal payments in notes payable - long-term            (17,715)
   Proceeds from common stock receivable                      179,813
                                                              -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      66,480
                                                               ------

NET (DECREASE) IN CASH                                        (7,957)

CASH, BEGINNING OF YEAR                                        16,475

CASH, END OF YEAR                                          $    8,518
                                                           ==========


  The accompanying notes are an integral part of these financial statements.


                            OB-GYN ASSOCIATES, P.C.

                         NOTES TO FINANCIAL STATEMENTS

                     FOR THE YEAR ENDED DECEMBER 31, 1995


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       ORGANIZATION

       OB-GYN Associates, P.C. (the Company) was incorporated as Stuart O. Silverberg, M.D. and Herbert L. Jacobs, M.D., P.C. under the laws of the State of Colorado on July 1, 1969. The corporate name was changed to OB-GYN Associates, P.C. on January 21, 1971. The Company provides neonatal medical services through its three outpatient facilities located in the Denver area.

       BASIS OF ACCOUNTING

       The Company's policy is to prepare its financial statements on an accrual basis of accounting. Accordingly, the accompanying financial statements are intended to present the financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

       CASH

       For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents.

       ACCOUNTS RECEIVABLE

       Accounts receivable are stated at net realizable value. An allowance for doubtful accounts has been reflected in the financial statements to reduce accounts receivable for managed care contracts and Medi-Cal charges which the Company has agreed to accept at a discounted fee. The total mandatory adjustments at 1995 are $683,670.

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation is provided by the straight-line method over their estimated useful lives as follows:

       Leasehold improvements                         5 years (term of lease)
       Furniture and fixtures                         7 years
       Equipment                                      5 - 7 years
       Software                                       3 years

       Upon retirement or disposal of depreciated assets, the cost and related depreciation are removed and the resulting gain or loss is reflected in income. Major renewals and betterments are capitalized while maintenance costs and repairs are expensed in the year incurred.

       INCOME TAXES

       Deferred tax liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be settled. The effect on deferred tax liabilities of a change in tax rates is recognized in income in the period in which the change is enacted. Temporary differences related principally to differences between the accrual method of accounting used for financial statement purposes and the cash method of accounting used for tax purposes.

       CONCENTRATION OF CREDIT RISK

       Substantially all of the Company's accounts receivables are concentrated within the medical industry, primarily health insurance companies and government insurance providers.

B.  PROPERTY AND EQUIPMENT:

       Property and equipment as of December 31, 1995 are summarized as follows:



       Furniture and fixtures                          $    27,106
       Equipment                                           924,170
       Leasehold improvements                              200,147
                                                         1,151,423
       Less:  accumulated depreciation                     832,674
                                                           -------

                                                       $   318,749
                                                       ===========


C.  INVESTMENT:

       The Company maintains an investment in the form of an annuity with General Services Life Insurance Company. This investment is carried at its cash surrender value, net of any fees applicable in accordance with the annuity contract. At December 31, 1995 the annuity had a cash surrender value of $378,654.

D.  ACCRUED PENSION AND PROFIT SHARING EXPENSE:

       The Company maintains a defined contribution profit sharing plan covering substantially all employees subject to minimum age and service requirements. Contributions to the profit sharing plan are at the discretion of the Board of Directors. Total pension and profit sharing expense was $25,652 for the year ended December 31, 1995.

       It is the policy of the Company to fund accrued pension and profit sharing contributions prior to the filing of the corporate income tax returns.

E.  INCOME TAXES:

       As discussed in Note A, the Company adopted SFAS 109, "Accounting for Income Taxes" in 1993 and applied the provisions of this statement retroactively to January 1, 1992. SFAS 109 requires the use of the balance sheet method of accounting for income taxes. Under this method, a deferred tax asset or liability represents the tax effect of temporary differences between financial statement and tax bases of assets and liabilities and is measured using the latest enacted tax rates.

       The provision for income taxes for the year ended December 31, 1995 is $95,443:


            Current provision                                $  95,443
            Deferred liability                                  86,500
                                                             ---------

                  Net liability                               $181,943
                                                              ========


F.  NOTES PAYABLE:


            Note payable to bank bearing  interest
            at the bank's variable  reference rate
            plus  2% (8%  at  December  31,  1995)
            payable  in  monthly  installments  of
            $6,000  plus   interest,   secured  by
            substantially  all the  assets  of the
            Company, matures March 1999                              $1,165,850

            Note payable to bank bearing  interest
            at 6% payable in monthly  installments
            of $5,370 including interest,  secured
            by substantially all the assets of the
            Company, matures January 1996                                 7,629

            Note payable to bank bearing  interest
            at  the  bank's  adjustable  reference
            rate  (10.25% at  December  31,  1995)
            payable  in  monthly  installments  of
            $2,500  plus   interest,   secured  by
            substantially  all the  assets  of the
            Company, matures February 1999                               95,000

            Note payable to bank bearing  interest
            at 8% payable in monthly  installments
            of  $4,000   plus   interest   through
            December  1, 1995 and  $6,000  monthly
            plus interest  thereafter  through the
            maturity date of June 1998, secured by
            substantially  all the  assets  of the
            Company                                                     145,898

            Note payable to bank bearing  interest
            at 8% payable in interest only monthly
            installments    of    $1,000   to   be
            negotiated in 1996.                                         104,833

            Note payable to bank bearing  interest
            at the bank's  reference  rate plus 1%
            (8% at December 31,  1995)  payable in
            monthly   installments  of  $935  plus
            interest, unsecured, matures September
            1998                                                         68,357
                                                                        -------

                                                                      1,587,567

                      Less current portion                              180,073
                                                                       ---------
                                                                     $1,407,494
                                                                     ==========


G.  LINE OF CREDIT:

       The Company maintains a line of credit facility with a bank which bears interest at 8.75% payable in monthly interest only installments and secured by substantially all the assets of the Company. The final outstanding balance is due and payable at the maturity date of September 1996.

       The following is a schedule of future maturities of the line of credit as of December 31, 1995:


                  Year Ending
                  December 31,
                  ------------
                   1996                               $35,000
                   Thereafter                               -
                                                      -------
                                                      $35,000
                                                      =======

H.  COMMITMENTS:

       The Company has entered into noncancelable building leases for its operating facilities. The agreements call for annual base rents adjusted annually for changes in the consumer price index as well as common area expenses.

       Net future minimum rental payments required under this lease as of December 31, 1995 are as follows:


             Years ended
             December 31,
             ------------
                1996                                  $  266,879
                1997                                     173,884
                1998                                     154,810
                1999                                     154,810
                2001                                     161,002
                Thereafter                               341,581
                                                         -------


                                                      $1,252,966
                                                      ==========

       Total rent expense charged to operations for the year ended December 31, 1995 was $387,097.

I.  SUBSCRIPTION RECEIVABLE:

       During the years ended 1994 and 1995, the Company issued stock to certain physicians to join the Company. In exchange for their membership the physicians each individually issued subscriptions receivable at varying interest rates and due dates. The balance of these subscriptions at
       December 31, 1995 is $160,098. Accordingly, the subscribed amount is reflected in the accompanying financial statements as a separate component of stockholders' equity.

J.  SUBSEQUENT EVENT:

       On December 30, 1995 the OB-GYN Associates, P.C. signed a contract with Medical Asset Management, Inc. Under the terms of the agreement the Company exchanged the fixed assets and accounts receivables for cash. The cash was obligated to be used to pay accounts payable and the St. Anthony's note and the Colorado National Lease.

       The cash was received and all related obligations settled by May 31, 1996.

                             OB-GYN Associates, P.C.

                                 Balance Sheets
                                   (Unaudited)

                                                      MARCH 31,   DECEMBER 31,
                                                         1996         1995
                                                     ---------------------------
ASSETS
Current assets:
Cash                                                  $   118,514   $     8,518
Investment                                                378,654       378,654
Accounts  receivable,  net of allowance for doubtful
accounts of $617,516 and $683,670, respectively         1,571,733     1,603,140
Other assets                                              110,683       105,668
                                                          -------       -------

                                                        2,179,584     2,095,980
Property, plant, and equipment, net                       278,742       318,749
                                                          -------       -------
Total assets                                           $2,458,326    $2,414,729
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                  $  260,433    $  426,650
Current portion of long-term debt and capital leases      257,848       256,742
Income taxes payable                                      121,622        95,443
Deferred income taxes                                      86,500        86,500
Line of credit                                             91,000        35,000
                                                           ------        ------
                                                          817,403       900,335
Long-term debt                                          1,346,495     1,407,494
                                                        ---------     ---------
Total liabilities                                       2,163,898     2,307,829

Stockholders' equity:
Common   stock, $1 par value; 50,000 shares
authorized; 12,500 and 12,500 issued and
outstanding, respectively                                  12,500        12,500
    Additional paid-in capital                            505,018       524,768
    Stock subscription receivable                        (140,348)     (160,098)
    Retained earnings (deficit)                           (82,742)     (270,270)
                                                          -------      --------
Total stockholders' equity                                294,428       106,900
                                                          -------       -------
Total liabilities and stockholders' equity             $2,458,326    $2,414,729
                                                       ==========    ==========
SEE ACCOMPANYING NOTES.


                             OB-GYN Associates, P.C.

                            Statements of Operations

                                   (Unaudited)



                                                    THREE MONTHS ENDED MARCH 31,
                                                          1996        1995
                                                    ---------------------------
Net revenue                                           $1,286,002    $1,343,140

Expenses:
    Practice salaries and benefits                       529,186       521,056
    Other practice costs                                 245,945       255,625
    General and administrative                           349,374       506,974
    Depreciation and amortization                         40,005        37,080
    Other (net)                                         (125,252)      (72,435)
                                                       ---------      --------
                                                       1,039,258     1,248,300

Net income before income taxes                           246,744        94,840
Provision for income taxes                                59,216        22,762
                                                          ------        ------
Net income                                           $   187,528  $     72,078
                                                     ===========  ============

SEE ACCOMPANYING NOTES.



                             OB-GYN Associates, P.C.

                            Statements of Cash Flows

                                   (Unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                     --------------------------
                                                       1996         1995
                                                     --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $ 187,528    $  72,078
Adjustments  to  reconcile  net  income  to net cash
  provided by operating activities:
    Depreciation and amortization                           40,007       37,080
    Change in assets and liabilities:
      Decrease in accounts receivable--trade                31,407       27,069
      Increase in other current assets                      (5,015)     (19,394)
      (Decrease)  increase in  accounts
         payable and accrued expenses                     (166,217)     151,052
      Increase in income taxes payable                      26,179     (174,422)
                                                         ---------    ---------
Net cash provided by operating activities                  113,889       93,463

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                         --        (11,369)
Increase in investment                                        --        (25,480)
                                                         ---------    ---------
Net cash used in investing activities                         --        (36,849)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on line of credit                                  56,000         --
Principal payments on capital leases                       (16,041)     (25,678)
Decrease in term-debt                                      (43,852)     (45,339)
Proceeds from common stock receivable                         --            625
                                                         ---------    ---------
Net cash used in financing activities                       (3,893)     (70,392)
                                                         ---------    ---------

Net increase (decrease) in cash                            109,996      (13,778)
Cash, beginning of the period                                8,518       16,475
                                                         ---------    ---------
Cash, end of the period                                  $ 118,514    $   2,697
                                                         =========    =========


SEE ACCOMPANYING NOTES.

                             OB-GYN Associates, P.C.

                     Notes to Unaudited Financial Statements

1. INTERIM STATEMENT PRESENTATION

The unaudited financial statements have been prepared by OB-GYN Associates, P.C. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for the preparation of interim financial statements. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in this Form 8-K/A.

In the  opinion  of  management,  all  necessary  adjustments  have been made to present fairly OB-GYN Associates, P.C.'s financial position, results of operations and cash flows. Such adjustments are of a normal, recurring nature. The results of this interim period are not necessarily indicative of results for the entire year or any other interim period.

2. SUBSCRIPTION RECEIVABLE

During the year ended December 31, 1995, the Company issued stock to certain physicians to join the Company. In exchange for their membership, the physicians each individually issued subscriptions receivable at varying interest rates and due dates. The balance of these subscriptions at March 31, 1996 and December 31, 1995 is $140,348 and $160,098, respectively. Accordingly, the subscribed amount is reflected in the accompanying financial statements as a separate component of stockholders' equity.

3. SUBSEQUENT EVENTS

On December 30, 1995, the OB-GYN Associates, P.C. signed a contract with Medical Asset Management, Inc. (MAM). Under the terms of the agreement MAM managed the Company under a short-term management agreement from December 31, 1995 to April 1, 1996. On April 1, 1996, MAM purchased the accounts receivable and nonmedical assets of the Company in addition to entering into a twenty-five year management agreement for $4,526,206 consisting of cash of $1,606,202 and 730,000 shares of MAM stock.

                         Medical Asset Management, Inc.

                    Unaudited Pro forma Financial Statements


The unaudited pro forma financial information presented in the unaudited pro forma financial statements is included in order to illustrate the effect on the Medical Asset Management, Inc.'s (the "Company" or MAM) financial statements of the acquisition of OB-GYN Associates, P.C. on April 1, 1996 (the "Acquisition").

The unaudited pro forma statements of operations for the three months ended March 31, 1996 and for the year ended December 31, 1995 present adjustments for the Acquisition as if the Acquisition had occurred on January 1, 1995.

In the opinion of management, all adjustments have been made that are necessary to present fairly the pro forma data.

The unaudited pro forma financial statements should be read in conjunction with the Company's historic consolidated financial statements and notes thereto, and the historic financial statements and the notes thereto of OB-GYN Associates, P.C. The unaudited pro forma statements of operations are not necessarily indicative of the results that would have been reported had such events actually occurred on the date specified, nor are they indicative of the Company's future results.


                         Medical Asset Management, Inc.

                   Unaudited Pro forma Statement of Operations

                        Three Months ended March 31, 1996

                                                              PRO FORMA
                                                             ADJUSTMENTS
                                              OB-GYN          FOR OB-GYN
                              COMPANY       ASSOCIATES,     ASSOCIATES, P.C.     COMPANY
                            AS RESTATED        P.C.           TRANSACTION       PRO FORMA
                           ----------------------------------------------------------------
Net revenue                  $ 1,453,060    $ 1,286,002       $  (560,259)(a)   $ 2,178,803

Expenses:
    Practice salaries and
      benefits                 1,192,021        529,186          (321,961)(b)     1,399,246

    Other practice costs              --        245,945           (45,691)(b)       200,254

    General and
     administrative              543,200        349,374           (28,875)(b)       863,699

    Depreciation and
      amortization               138,259         40,005           24,319 (c)        202,583

    Net loss on
      litigation
      settlements and
      clinic terminations        749,000             --                --           749,000

    Other expense
      (income),  net              29,498       (125,252)          (45,588)(b)      (141,342)
                             -----------    -----------       -----------       -----------
                               2,651,978      1,039,258          (417,796)        3,273,440
                             -----------    -----------       -----------       -----------

Net income (loss) before
  income taxes                (1,198,918)       246,744          (142,463)       (1,094,637)

Provision for income taxes        59,216        (59,216)(d)            --
                                            -----------       -----------       -----------

Net income (loss)            $(1,198,918)   $   187,528       $   (83,247)      $(1,094,637)
                             ===========    ===========       ===========       ===========


Weighted average number of
    common stock and
    common stock equivalents
    outstanding:
        Primary                11,065,988                                        11,211,988

Loss per common share:
        Primary                     $0.11                                             $0.10
============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.



                                       Medical Asset Management, Inc.

                                Unaudited Pro forma Statement of Operations

                                        Year ended December 31, 1995


                                                              PRO FORMA
                                                             ADJUSTMENTS
                                              OB-GYN          FOR OB-GYN
                              COMPANY       ASSOCIATES,     ASSOCIATES, P.C.     COMPANY
                            AS RESTATED        P.C.           TRANSACTION       PRO FORMA
                           ----------------------------------------------------------------

Net revenue                  $  6,400,235    $  5,212,881     $(2,293,668) (a)  $  9,319,448

Expenses:
    Practice salaries and
       benefits                 3,041,648       2,961,438      (2,016,454)(b)      3,986,632
    Other practice costs        2,136,745         690,938         (39,752)(b)      2,787,931
    Consulting fees               200,864          18,450              --            219,314
    General and
      administrative            1,840,991       1,099,266        (204,135)(b)      2,736,122
    Depreciation and              373,797         126,626          97,277 (b)        597,700
      amortization
    Other expense
      (income), net               288,777         (81,505)       (156,947)(b)         50,325

                                7,882,822       4,815,213      (2,320,011)        10,378,024
                             ------------    ------------    ------------       ------------


Net income (loss) before
    income taxes               (1,482,587)        397,668         (26,343)        (1,058,576)
Provision for income taxes         50,655          95,433         (95,433)(d)         50,655
                             ------------    ------------    ------------       ------------

Net income (loss)            $ (1,533,242)   $    302,235    $   (121,776)      $ (1,109,231)
                             ============    ============    ============       ============




Weighted average number of
    common stock and
    common stock
    equivalents
    outstanding:
    Primary                   10,376,247                                          10,412,747
(Loss) per common share:
    Primary                       $(.43)                                               $(.11)
                                  =====                                                =====



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.


                                       Medical Asset Management, Inc.

                             Notes to Unaudited Pro forma Financial Statements


(a) to record contractual allocation of 54% of net revenues to medical owners of OB-GYN Associates, P.C. managed by the Company. This contractual allocation has been reduced by the amount necessary ($521,288) to pay the Company its minimum guaranteed management fee after business costs are covered. The pro forma calculation retained by the Company for the year ended December 31, 1996 is as follows:


         OB-GYN Patient Revenue              $5,212,881
         Management Fee Percentage                   10%
                                            -----------
         Management Fee                         521,288
         Amount to cover business
           side expenses                      2,397,925
        Total amount retained by MAM         $2,919,213



(b) to remove medical side expenses to be paid by medical owners of OB-GYN Associates, P.C.

(c) to record amortization of acquired management contract over 25 years straight-line

(d)   to  reverse tax provision related to the operations of the assets acquired

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

      The decision to change independent accountants was recommended by the Company's management and approved by the Board of Directors. The change from Harlan & Boettger to Ernst & Young, LLP resulted from the rapid expansion of the Company's operations on a national basis and the Company's belief that a nationally recognized accounting firm with an expertise in health care would provide valuable assistance to the Company. The report of Harlan & Boettger on the financial statements of the Company for the years ended December 31, 1995 and 1994, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 1995 and 1994, there were no disagreements with Harlan & Boettger on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Harlan & Boettger, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Information concerning the current executive officers and directors of the Company is set forth in the following table:


       Name                           Age        Position with the Company

       John W. Regan                   48        President and Chairman
                                                 of the Board of Directors

       Dennis Calvert                  33        Senior Vice President
                                                 and Director

       Anthony F. Aulicino             55        Senior Vice President
                                                 and Director

       Clarke Underwood                51        Vice President and Chief
                                                 Financial Officer and Director

       Michael A. Zaic                 40        Vice President and
                                                 Director

       Kent Norton                     45        Vice President

       Gary L. Steib                   46        Treasurer

       J. Joshua Kopelman, M.D.        52        Director


      Mr. Regan has been President and a director of the Company since June 1994 and prior thereto served as President and a director of Old MAM from 1986 until June 1994.

      Mr. Calvert has been Senior Vice President and a director of the Company since June 1994 and prior thereto served as Vice President and a director of Old MAM from 1991 until June 1994.

      Mr. Aulicino has been Senior Vice President and a director of the Company since December and prior thereto served as the Chief Executive Officer and a director of HPM since 1992.

      Mr. Underwood has been Vice President and Chief Financial Officer of the Company since September 1996 and prior thereto served as a director of Old MAM from 1989 to 1994. Following the Company's acquisition of Old MAM in 1994, Mr. Underwood provided consulting services to the Company.

      Mr. Zaic has been a Vice President and a director of the Company since June 1994 and prior thereto served as Vice President and a director of Old MAM from 1992 1994.

      Mr. Norton has been a Vice President of the Company since 1995 and prior thereto was engaged in several private businesses and property development. He has approximately twenty years experience as a commentator with KSL Television in Salt Lake City.

      Mr. Steib has served as Treasurer of the Company since June 1997. From September 1995 to June 1997 Mr. Steib was Chief Financial Officer of The Italian Oven, Inc., Vice President of Finance since September 1993 and Treasurer since February 1992. On October 21, 1996, a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code was filed with respect to The Italian Oven, Inc. and a sale of substantially all of the assets was approved on January 17, 1997. From 1976 until 1991, Mr. Steib was Treasurer of The Lyden Company in Youngstown, Ohio. Mr. Steib is a certified public accountant.

      Dr. Kopelman,  a director of the Company, is a physician and member of the
OB-GYN  Associates,   P.C.  in  Denver,  Colorado,  the  largest  medical  group affiliated with the Company.

      The officers and directors of the Company are elected to one year terms. No director or officer of the Company is an affiliate of any other reporting company. There are no family relationships between any officers and directors.

      ITEM 10.    EXECUTIVE COMPENSATION.


      The following table provides information about the compensation paid by the Company to its Chief Executive Officer and all other current executive officers who were serving as executive officers at the end of 1996 and who received in excess of $100,000:


                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

        NAME AND
        PRINCIPAL POSITION               YEAR            SALARY
        ------------------               ----            ------
         JOHN W. REGAN, Chairman         1996           $200,000
         and President of the            1995             96,000
         Company(1)(2)                   1994             72,000
         DENNIS CALVERT, Senior          1996           $107,000
         Vice President (1)(3)           1995             72,000
                                         1994             54,000
         ANTHONY F. AULICINO,            1996           $ 83,598
         Senior Vice President (4)
         CLARKE UNDERWOOD, Chief         1996           $ 28,500
         Financial Officer (5)


(1) FOR THE THREE YEARS  BEGINNING  JANUARY 1, 1995,  MESSRS.  REGAN AND CALVERT
WERE  PAID  LESS  THAN  WHAT WAS  PROVIDED  FOR IN THEIR  EMPLOYMENT  AGREEMENTS
DISCUSSED  BELOW.  THESE  EMPLOYEES  HAVE  AGREED TO WAIVE  THEIR  RIGHT TO THIS
ADDITIONAL  COMPENSATION,  EXCEPT  FOR  PURPOSE  OF  CALCULATING  ANY  SEVERANCE
BENEFITS, AS DISCUSSED BELOW.

(2) MR. REGAN'S ANNUAL BASE SALARY FOR 1997 WAS $250,000;  EFFECTIVE NOVEMBER 1,
1997, MR. REGAN AGREED TO A 30% REDUCTION IN HIS BASE SALARY.

(3) MR. CALVERT'S ANNUAL BASE SALARY FOR 1997 WAS $187,500;  EFFECTIVE  NOVEMBER
1, 1997, MR. CALVERT AGREED TO A 30% REDUCTION IN HIS BASE SALARY.

(4) MR.  AULICINO WAS FIRST EMPLOYED BY THE COMPANY AT THE TIME HPM, OF WHICH HE
WAS  PRESIDENT,  WAS ACQUIRED BY THE COMPANY  EFFECTIVE  DECEMBER 31, 1995.  MR.
AULICINO'S ANNUAL BASE SALARY FOR 1997 WAS $187,500; EFFECTIVE NOVEMBER 1, 1997,
MR. AULICINO AGREED TO A 30% REDUCTION IN HIS BASE SALARY.

(5) MR. UNDERWOOD WAS EMPLOYED BY THE COMPANY AS ITS CHIEF FINANCIAL  OFFICER IN
AUGUST 1996; HIS ANNUAL BASE SALARY FOR 1997 WAS $140,625; EFFECTIVE NOVEMBER 1,
1997, MR. UNDERWOOD AGREED TO A 30% REDUCTION IN HIS BASE SALARY.



      Messrs. Regan and Calvert entered into employment agreements with the Company for three years beginning January 1, 1995. These agreements require that the employee devote 100% of his time to the business of the Company. In addition to salary, the Company has agreed to reimburse each employee for all authorized actual travel, promotion and entertainment expenses incurred in connection with performance of his duties. The employee is also entitled to any employer-paid benefits otherwise made available to employees of the Company. At the present time, the Company is not offering any employer-paid benefits other than medical insurance. Employees are entitled to sick leave and paid holidays pursuant to the Company policy. The employment agreements with these two senior executive officers provide that if any of them is terminated through no cause or fault of his own, the terminated officer will receive the balance of the then-applicable base salaries for purposes of their severance benefits through the termination date of the employment agreement. The base salaries for Messrs. Regan and Calvert for purpose of their severance benefits under their employment contracts for the 12 months ended December 31, 1997, are $250,000 and $187,500, respectively. Additional terms of employment are set forth in the respective employment agreements, which are included as exhibits to this Form 10-KSB.

      The Company in 1996 adopted a non-qualified stock option plan providing for the issuance of up to 2,000,000 shares of Common Stock to key employees and directors. To date the plan has not been submitted to the stockholders and no options have been granted.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth as of December 31, 1996, the names, addresses, and stock ownership in the Company for the current directors and named executive officers of the Company and every person known to the Company to own 5% or more of the issued and outstanding shares of the Company's Common
Stock:

                                                Shares            Percentage
 Title of     Name and Address of               Beneficially      of
 Class        Beneficial Owner                  Owned             Class(1)
 -----        ----------------                  -----             --------
 Common       John W. Regan                      4,792,740           32.1
              Medical Asset Management, Inc.
              4447 E. Broadway, Suite 102
              Mesa, AZ 85206

 Common       Dennis Calvert                     1,108,457            7.4
              Medical Asset Management, Inc.
              25241 Paseo de Alicia, Suite
              230
              Laguna Hills, CA  92653

 Common       Clarke Underwood                    164,035             1.1
              Medical Asset Management, Inc.
              25241 Paseo de Alicia, Suite
              230
              Laguna Hills, CA  92653

 Common       Michael A. Zaic                        ---              ---
              Medical Asset Management, Inc.
              25241 Paseo de Alicia, Suite
              230
              Laguna Hills, CA  92653

 Common       Anthony F. Aulicino                 137,333              (2)
              Health Care Professional
              Management, Inc.
              Four Station Square, Suite 250
              Pittsburgh, PA  15219

 Common       J. Joshua Kopelman, M.D.             19,872              (2)
              The OB-GYN Associates, PC
              1350 S. Potomac, Suite 330
              Aurora, CO  80012

 Common       All Officers and Directors         6,222,537            41.6
              as a Group (eight)


(1) Based on the number of shares outstanding at December 31, 1996, without giving effect to any further conversion of Series A Convertible Preferred Stock, the future issuance of nonforfeitable shares to affiliated physicians pursuant to existing equity arrangements or the exercise of an outstanding warrant.
(2) Less than 1%.


In addition, the Company has issued, or has committed to issue, to affiliated physicians 1,988,071 shares, or 11.7%, of the Company's Common Stock issued or committed to be issued during the period 1997 to 2000.

      The Company also has 2,250,000 shares of Series A Convertible Preferred Stock currently outstanding, all of which are held by Dr. Edward Dickstein, one of the founders of Old MAM. Such shares may be converted into Common Stock on the basis of one share of Series A Convertible Preferred Stock for each share of Common Stock, subject to the limitation that no more than 25% may be converted into Common Stock in any one calendar year, and at no time may the holders of the Class A Preferred Stock hold directly or indirectly more than 4.9% of the shares of Common Stock outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During 1996, an outstanding loan in the amount of $177,449 from Mr. Regan, Chairman and President of the Company, was repaid with the exception of $9,830; this loan represented deferral of compensation or expense reimbursement accrued in prior periods. See Note 6 to the Company's Financial Statements. In connection with the settlement of a lawsuit against the Company, referred to in
Note 9 to the Company's Financial Statements, Mr. Regan agreed to transfer 40,000 shares of Common Stock owned by him in partial settlement of such lawsuit.

      The Company is a party to a management services agreement with OB-GYN, a medical group affiliated with the Company with which Dr. Kopelman, a director of the Company, is an affiliated physician. See generally Note 13 to the Company's Financial Statements for information concerning the Company's relationship with affiliated physicians.

      In addition, in connection with the Company's $1,250,000 factoring agreement dated October 16, 1997, Messrs. Regan, Norton and Underwood had guaranteed the Company's obligations thereunder. See Note 15 to the Company's Financial Statements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
                                                                          PAGE
(a)          EXHIBITS

3.1 Certificate of Incorporation of Eagle High Enterprises, Inc., filed January 23, 1986. (Incorporated by reference to Exhibit 3.1 to Form 10-SB (Amendment No.
             6) filed November 21, 1997).

3.2          Certificate of Amendment of Certificate of
             Incorporation of Eagle High Enterprises, Inc., filed
             June 21, 1994.  (Incorporated by reference to Exhibit
             3.2 to Form 10-SB (Amendment No. 6) filed November 21,
             1997).

3.3          Certificate of Designations filed September 19, 1997.
             (Incorporated by reference to Exhibit 3.3 to Form 10-SB (Amendment No. 6) filed November 21, 1997).

3.4 Bylaws of Eagle High Enterprises, Inc. (Incorporated by reference to Exhibit 3.4 to Form 10-SB (Amendment
             No. 6) filed November 21, 1997).

4.1 Placement Agreement between Cruttenden Roth Incorporated and Medical Asset Management, Incorporated, dated April 30, 1996. (Incorporated by reference to Exhibit 4.1 to Form 10-SB (Amendment No.
             6) filed November 21, 1997).
4.2 Medical Asset Management, Inc. Declaration of Registration Rights. (Incorporated by reference to Exhibit 4.2 to Form 10-SB (Amendment No. 6) filed November 21, 1997).

4.3          Medical Asset Management, Inc. Common Stock Warrant.

             (Incorporated by reference to Exhibit 4.3 to Form 10-SB (Amendment No. 6) filed November 21, 1997).

4.4 Agreement to Exchange Stock between Medical Asset Management, Inc. and Edward Dickstein and Diana Steiner Dickstein, as Trustees of the Dickstein Trust, dated March 28, 1995. (Incorporated by reference to Exhibit
             4.4 to Form 10-SB (Amendment No. 6) filed November 21,
             1997).

4.5 Equity-Based Incentive Plan. (Incorporated by reference to Exhibit 4.5 to Form 10-SB (Amendment No.
             6) filed November 21, 1997).

4.6 Stock Exchange Agreement with Shareholders of Medical Asset Management, Inc. and Eagle High Enterprises, Inc., dated June 24, 1994. (Incorporated by reference to Exhibit 4.6 to Form 10-SB (Amendment No. 6) filed November 21, 1997).

10.1 Employment Agreement between Medical Asset Management, Inc. and John Regan, dated January 1, 1995.
             (Incorporated by reference to Exhibit 10.1 to Form
             10-SB (Amendment No. 6) filed November 21, 1997).

10.2 Employment Agreement between Medical Asset Management, Inc. And Dennis Calvert, dated January 1, 1995.
             (Incorporated by reference to Exhibit 10.2 to Form
             10-SB (Amendment No. 6) filed November 21, 1997).

10.3 Employment Agreement between Medical Asset Management, Inc. and Michael Zaic, dated January 1, 1995.
             (Incorporated by reference to Exhibit 10.3 to Form
             10-SB (Amendment No. 6) filed November 21, 1997).

10.4         Factoring Agreement between ALTRES Financial L.P., a
             Hawaii limited partnership,   and  Medical  Asset
             Management,  Inc.,  a  Delaware
             corporation, dated October 16, 1997. (Incorporated by reference to Exhibit 10.4 to Form 10-SB (Amendment No.
             6) filed  November 21, 1997).

10.5 Addendum to Factoring Agreement between ALTRES Financial L.P., a Hawaii limited partnership, and Medical Asset Management, Inc., a Delaware corporation, dated October 22, 1997. (Incorporated by reference to Exhibit 10.5 to Form 10-SB (Amendment No. 6) filed November 21, 1997).

10.6         Software  License   Agreement   between  the  Company  and
             Visteon corporation,  dated September 18, 1996.
             (Incorporated by reference to Exhibit 10.6 to Form 10-SB (Amendment No. 6) filed November 21, 1997).

10.7 Addendum A to Software License Agreement between the Company and Visteon corporation, dated September 18, 1996. (Incorporated by reference to Exhibit 10.7 to Form 10-SB (Amendment No. 6) filed November 21, 1997).

10.8         Agreement with Healthcare Professional Management, Inc.
             Dated December 29, 1995.  (Incorporated by reference to
             Exhibit 10.8 to Form 10-SB (Amendment No. 6) filed
             November 21, 1997).

10.9 Asset Purchase and Medical Practice Management Agreement between the Company and OB-GYN Associates, P.C., dated December 31, 1995. (Incorporated by reference to Exhibit
             10.9 to Form 10-SB (Amendment No. 6) filed November 21, 1997).

10.10        Promissory  Note  between the Company  and  Northern
             Trust Bank of Arizona,  N.A.,  dated May 30, 1997.
             (Incorporated by reference to Exhibit 10.10 to Form 10-SB (Amendment No. 6) filed November 21, 1997).

10.11 Loan and Security Agreement between the Company, Healthcare Professional Management, Inc. and HCFP Funding, Inc.
             dated November 12, 1997.

10.12 Revolving Credit Note between the Company, Healthcare Professional Management, Inc. and HCFP Funding, Inc.
             dated November 12, 1997.

16 Letter on change in certifying accountant. (Incorporated by reference to Exhibit to Form 8-K filed November 22, 1996).

21           Subsidiaries of the Registrant.

27           Financial Data Schedule.

(b)          REPORTS ON FORM 8-K

             During the last quarter of fiscal year 1996, the Company filed the following reports on Form 8-K: Current Report on Form 8-K filed on November 22, 1996 which reported the Company's solicitation of Ernst & Young, LLP as the Company's independent auditors. Current Report Form 8-K filed on December 3, 1996 which reported the Company's solicitation of Ernst & Young, LLP as the Company's independent auditors.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MEDICAL ASSET MANAGEMENT, INC.



                                    By: /s/ John W. Regan
                                        ----------------------------
                                          John W. Regan
                                          President and Chairman of
                                          the Board of Directors



Date:  November 26, 1997



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature               Title                         Date
            ---------               -----                         ----


/s/ John W. Regan                President and Chairman of     November 26, 1997
--------------------------           the Board of Directors
      John W. Regan


/s/ Dennis Calvert               Senior Vice President and     November 26, 1997
----------------------------          Director
      Dennis Calvert


/s/ Anthony F. Aulicino          Senior Vice President and     November 26, 1997
----------------------------          Director
    Anthony F. Aulicino


/s/ Clarke Underwood             Vice President and Chief      November 26, 1997
--------------------------          Financial Officer
      Clarke Underwood              and Director


/s/ Anthony F. Aulicino          Vice President and Director   November 26, 1997
--------------------------
      Michael A. Zaic


/s/ J. Joshua Kopelman, M.D.     Director                      November 26, 1997
--------------------------
    J. Joshua Kopelman, M.D.