Form 10QSB
period 1997-03-31
MEDICAL ASSET MANAGEMENT INC
filed 1997-12-11
CIK 861822

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



      /x/     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF   1934
              For the quarterly period ended March 31, 1997



     / / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________


                           COMMISSION FILE NO. 0-27236

                         MEDICAL ASSET MANAGEMENT, INC.
        (Exact name of small business issuer as specified in its charter)

               Delaware                               33-0359976
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)

                        25241 Paseo de Alicia, Suite 230
                             Laguna Hills, CA 92653
                            Telephone: (714) 829-8333

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No x

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,799,129 shares of Common Stock were outstanding as of September 25, 1997 (15,258,260 shares of Common Stock were outstanding as of March 31, 1997).

Transitional Small Business Disclosure Format (check one):
Yes  / /    No  /x/

                         MEDICAL ASSET MANAGEMENT, INC.

                                      INDEX


                                                                            Page
                                                                             No.

Part I. Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets
            March 31, 1997 and December 31, 1996                             2

         Consolidated Statements of Operations
            Three Months Ended March 31, 1997 and 1996                       4

         Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1997 and 1996                       5

         Notes to Condensed Consolidated Financial Statements                6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

Part II. Other Information

   Item 1.  Legal Proceedings                                               16

   Item 2.  Recent Sales of Unregistered Securities                         16

   Item 6.  Exhibits and Reports on Form 8-K                                16

Signatures                                                                  17

PART I

Item 1. Financial Statements.

                  Medical Asset Management, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                               March 31,   December 31,
                                                 1997          1996
                                            -----------------------------
Assets                                        (Unaudited)
Current assets:
  Cash and cash equivalents                     $2,214,000    $3,400,000
  Restricted cash                                2,463,000     1,264,000
  Accounts receivable, less $3,744,000 at
     March 31, 1997 and $3,586,000
     at December 31, 1996                        4,975,000     4,480,000
  Physicians receivables, less $150,000 of
     allowance for doubtful accounts             2,788,000     2,660,000
  Other current assets                             244,000       269,000
                                            -----------------------------
Total current assets                            12,684,000    12,073,000

Property and equipment:
  Land                                             195,000             -
  Buildings                                      1,510,000       680,000
  Furniture and equipment                        1,985,000     1,668,000
                                            -----------------------------
                                                 3,690,000     2,348,000
  Less accumulated depreciation                    564,000       507,000
                                            -----------------------------
Total property and equipment, net                3,126,000     1,841,000

Intangible assets and other:
  Acquired management contracts                 14,197,000    12,202,000
  Excess of cost of acquired assets over
   fair value                                    5,431,000     5,431,000
  Computer software license agreement            1,238,000     1,238,000
  Other assets                                      20,000        20,000
                                            -----------------------------
                                                20,886,000    18,891,000
  Less accumulated amortization                  1,033,000       885,000
                                            -----------------------------
Total intangible assets and other, net          19,853,000    18,006,000
                                            -----------------------------
Total assets                                   $35,663,000   $31,920,000
                                            =============================


                  Medical Asset Management, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (continued)
                                                March 31, December 31,
                                                 1997          1996
                                            -----------------------------
Liabilities and stockholders' equity          (Unaudited)
Current liabilities:
  Line of credit and notes payable              $2,906,000    $1,707,000
  Current portion of long-term liabilities       1,737,000     1,393,000
  Accrued litigation settlements                 1,573,000     1,573,000
  Accounts payable                                 900,000       705,000
  Accrued payroll                                  232,000       268,000
  Accrued professional fees                        785,000       945,000
  Accrued expenses                                 304,000       379,000
                                            -----------------------------
Total current liabilities                        8,437,000     6,970,000

Notes payable and capital lease obligations      3,716,000     2,301,000
Convertible subordinated debt                      125,000       126,000
Deferred tax liability                           3,274,000     3,274,000
                                            -----------------------------
Total liabilities                               15,552,000    12,671,000

Stockholders' equity:
  Convertible preferred stock - $.001 par
   value 10,000,000 shares authorized;
   Class A - 2,250,000
   issued and outstanding at March 31,
   1997 and December 31, 1996                        2,000         2,000
  Common Stock - $.001 par value-50,000,000
   shares authorized, 15,258,000 shares
   issued and outstanding at March 31,
   1997 and 14,945,000 shares issued and
   outstanding at December 31, 1996                 15,000        15,000
  Additional paid-in capital                    19,617,000    18,382,000
  Common stock to be issued, 2,040,000 at
   March 31,1997 and 1,988,000 shares at
   December 31, 1996                             9,611,000     9,574,000
  Unearned remuneration                         (1,494,000)  (1,494,0000)
  Deficit                                       (7,640,000)   (7,231,000)
                                            -----------------------------
Total stockholders' equity                      20,111,000    19,249,000
                                            -----------------------------
Total liabilities and stockholders' equity     $35,663,000   $31,920,000
                                            =============================

See accompanying notes.


                  Medical Asset Management, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                            Three months ended March 31,
                                            -----------------------------
                                                  1997          1996
                                                             (Restated)
                                            -----------------------------
Net revenue                                     $3,528,000    $1,453,000

Operating expenses:
  Clinic salaries, wages, and benefits           1,149,000       547,000
  Clinic laboratory and fees                       438,000       241,000
  Clinic rent                                      446,000       199,000
  Other clinic costs                               550,000       195,000
  Consulting fees                                  138,000        10,000
  Depreciation and amortization                    204,000       138,000
                                            -----------------------------
Total operating expenses                         2,925,000     1,330,000
                                            -----------------------------
                                                   603,000       123,000

General and administrative expenses              1,009,000       543,000
                                            -----------------------------
                                                  (406,000)     (420,000)

Other income (expense):
  Net loss on litigation settlements and
   clinic terminations                                   -      (749,000)
  Interest income                                   39,000        16,000
  Interest expense                                 (61,000)      (35,000)
  Other (net)                                       19,000       (11,000)
                                            -----------------------------
Total other income (expense)                        (3,000)     (779,000)
                                            -----------------------------
Loss before income taxes                          (409,000)   (1,199,000)
Income tax expense                                       -             -
                                            -----------------------------
Net loss                                         $(409,000)  $(1,199,000)
                                            =============================
Net loss per share                                  $(0.03)       $(0.11)
                                            =============================
Weighted average number of common
shares outstanding                              15,047,000    11,100,000

See accompanying notes.



                  Medical Asset Management, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                Three months ended
                                                     March 31,
                                            -----------------------------
                                                 1997          1996
                                                            (Restated)
                                            -----------------------------
Cash flows from operating activities
Net loss                                        $ (409,000)  $ (1,199,000)
Adjustments to reconcile net income to net
cash used in operating activities:
  Depreciation and amortization                    204,000       138,000
  Bad debt and contractual allowances              100,000             -
  Write-off of franchise fees                            -       749,000
  Common stock issued for services                       -       375,000
  Changes in operating assets and
  liabilities, net of effects of
   acquisitions:
    Accounts and physician receivables            (378,000)     (435,000)
    Other current assets                            32,000             -
    Accounts payable                               (95,000)      255,000
    Accrued payroll and expenses                  (273,000)        8,000
                                            -----------------------------
Net cash used in operating activities             (819,000)     (109,000)

Cash flows from investing activities
Increase in restricted cash                     (1,199,000)            -
Net cash used to fund acquisitions                (153,000)     (266,000)
Purchases of property and equipment                (80,000)      (13,000)
                                             ----------------------------
Net cash used in investing activities           (1,432,000)     (279,000)

Cash flows from financing activities
Proceeds from debt issuances                     1,199,000       325,000
Repayment of debt                                 (134,000)     (125,000)
Net proceeds from issuances of common
 stock                                                   -       225,000
                                            -----------------------------
Net cash provided by financing
 activities                                      1,065,000       425,000
Net increase (decrease) in cash                 (1,186,000)       37,000
Cash, beginning of period                        3,400,000       132,000
                                            -----------------------------
Cash, end of period                             $2,214,000      $169,000
                                            =============================

Supplemental disclosure of cash
  flow information:
Interest paid                                      $41,000       $35,000
                                            =============================
Assets acquired with stock issuance,
assumption of debt and other liabilities        $3,457,000    $2,522,000
                                            =============================
See accompanying notes.


                  Medical Asset Management, Inc. and Subsidiary
                        Notes to Consolidated Statements


1. Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited consolidated interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The 1996 quarterly financial statements were restated. See Note 3.

2. Acquisitions

The  Company  entered  into  acquisitions  and  long-term   management   service
agreements with five and five medical groups during the three months ended March 31, 1997 and 1996, respectively.


                                                 1997             1996
                                             -------------    -------------
                                               (unaudited)
Cash and transaction costs                     $        -       $  266,000
Notes payable                                   1,289,000          665,000
Common stock issued and to be issued            1,272,000        1,565,000
Liabilities assumed                               292,000           26,000
                                             -------------    -------------
Total costs                                    $2,853,000       $2,522,000
                                             =============    =============

The following unaudited pro forma information presents the results of operations of the Company as of March 31, 1997 as if the 1997 transactions had been consummated on January 1, 1997, and for the period ended March 31, 1996 as if the 1997 and 1996 transactions were consummated on January 1, 1996.

The unaudited pro forma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future:


                                                1997             1996
                                             ----------------------------
                                              (unaudited)      (unaudited)
Revenue                                         $3,919,000      $3,190,000
Net loss                                          (373,000)     (1,069,000)
Net loss per share                                  $(0.02)         $(0.10)
                                             ==============================


3. Restatement

During 1996, management restated the 1995 consolidated financial statements for certain corrections of accounting principles and misapplications of facts that existed at the time the 1995 financial statements were prepared. The corrections also required restatement of and adjustments to the previously reported 1996 quarterly financial information as follows (unaudited):

                                              Net Income
                             Net Income       (Loss) Per       Stockholders'
                             (Loss)           Share            Equity
                             -------------    --------------------------------
Three months ended
 March 31, 1996
  As previously reported         $373,000            $0.03        $9,097,000
  Adjustment                   (1,572,000)           (0.14)        2,293,000

                             -------------    --------------------------------
  As restated                 $(1,199,000)           $(0.11)     $11,390,000
                             =============    =================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Overview.

      General. The Company is a physician practice management company that develops contractual affiliations with physician practices that provide for management by the Company and clinical autonomy for the physicians. The Company also offers a full array of management services as a management service organization under long term service contracts, to both affiliated physicians and other independent healthcare entities, directly and through its subsidiary, Healthcare Professional Management, Inc. ("HPM"). HPM also provides management services on a consulting basis to over 200 physicians in Pennsylvania, West Virginia and Ohio.

      For the year ended December 31, 1996, the medical groups affiliated with the Company derived approximately 35% of their medical service revenue from service provided under Medicare and Medicaid programs and approximately 30% from contractual fee-for-service arrangements with numerous payors and managed care programs, respectively, none of which individually aggregated more than 10% of medical service revenue. The remaining 35% of medical service revenue was derived from various fee-for-service payors. Changes in the medical group's payor mix can affect the Company's revenue. Management believes that the payor mix during the first quarter of 1997 remained approximately the same as for the year ended December 31, 1996.

      Restatement. During 1996 management restated the prior periods' financial statements for certain corrections of accounting principles and misapplication of facts that existed at the time the financial statements were prepared. The aggregate amount of the restatement resulted in a reduction in earnings from the previously reported net income for the three months ended March 31, 1996 of $373,000 to a net loss of $1,199,000.

       Results of Operations

         The following table sets forth the percentages of revenues represented by certain items reflected in the Company's Statement of Operations:


                              THREE MONTHS ENDED MARCH 31,

                              1997                   1996
                              ----                   ----


  Revenue                     100.0%                  100.0%

  Operating expenses:

  Clinic expenses              77.1%                   82.0%


  Depreciation and
    amortization
                                5.8%                   9.5%
                                ---                    ---

  Income from operations        17.1%                   8.5%


  General and administrative    28.6%                  37.4%


  Other income (expense)        (.1)%                (53.6)%

  Income tax expense               0%                     0%
                              ------                 ------
  Net loss                    (11.6)%                (82.5)%


Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

        At March 31, 1997, the Company managed 31 practices having a total of 101 physicians in nine states pursuant to its standard equity arrangements as compared to 24 practices having a total of 35 physicians in seven states at March 31, 1996. During the quarter ended March 31, 1997, the Company entered into such arrangements with 5 additional practices as compared to 5 additional practices in the quarter ended March 31, 1996. No practices were terminated during such periods. Changes in the results of operations from the quarter ended March 31, 1997, compared to the quarter ended March 31, 1996 were caused primarily by affiliations with the additional practices, the continued building of a corporate infrastructure, write-off of franchise fees and the settlement of certain litigation, with their corresponding professional fees.

       Net Revenue increased approximately $2,075,000, or 143%, to $3,528,000 for the quarter ended March 31, 1997 as compared to $1,453,000 for the quarter ended March 31, 1996. Medical service revenue prior to any provision for doubtful accounts, contractual adjustments or adjustments for amounts retained by medical groups increased $4,464,000, or 125%, to $8,036,000 for the quarter ended March 31, 1997 as compared to $3,572,000 for the first quarter of 1996. For the same periods, revenue from HPM decreased $33,000, or 1%, from $332,000 to $299,000. The Company's growth in revenue is primarily attributable to the addition of new management services agreements.

      Operating Expenses consist of (i) clinic salaries, wages and benefits, clinic laboratory and fees, clinic rent, other clinic costs and consulting fees and (ii) depreciation and amortization. Clinic expenses increased by $1,595,000, or 120%, to $2,925,000 for the quarter ended March 31, 1997 from $1,330,000 for the comparable period in 1996 reflecting the addition of new physician affiliations. Depreciation and amortization expenses for the quarter ended March 31, 1997 increased by $66,000, or 48%, to $204,000 as compared to $138,000 for the quarter ended March 31, 1996. This increase was primarily the result of the amortization and depreciation of newly acquired management services agreements and fixed assets.

      Income from Operations increased $480,000, or 390%, to $603,000 for the quarter ended March 31, 1997 from $123,000 for the comparable period in 1996. Substantially all of this increase was attributable to the addition of new affiliated physician practices.

      General and Administrative Expenses consist of salaries paid to corporate staff, administrative, legal and accounting and development costs. General and administrative costs increased by $466,000, or 86%, to $1,009,000 for the quarter ended March 31, 1997 from $543,000 for the quarter ended March 31, 1996. The increase was primarily the result of a build-up in the Company's financial and operational staffs, additional professional and additional administrative costs incurred in the first quarter of 1997 as compared to the corresponding period in 1996.

        Other Income (Expense) declined by $776,000 to an expense of $3,000 for the quarter ended March 31, 1997 from $779,000 expense for the comparable period in 1996. The decline consists principally of the absence of a net loss on litigation settlements, clinic terminations and disposal in the first quarter of 1997 as compared to $749,000 in such amounts for the quarter ended March 31, 1996. Interest expense increased by $26,000, to $61,000 for the first quarter of 1997 from $35,000 for the first quarter of 1996, primarily as a result of increased borrowings under the Company's credit facility. Interest income of $39,000 for the first quarter of 1997 resulted from investing a portion of funds received from a private placement that was completed in May 1996.

        Income taxes were zero for the quarters ended March 31, 1997 and 1996. The Company had net operating losses for federal and state income tax purposes at March 31, 1997 of approximately $7,900,000 which can be carried forward and used to offset the Company's future taxable income through the year 2009.

        Net Loss decreased $790,000, or 66%, to a loss of $409,000 for the quarter ended March 31, 1997 from a net loss of $1,199,000 for the quarter ended March 31, 1996. The reduction in the net loss was primarily the result of the reduction of $776,000 in other expenses in the first quarter of 1997 as compared to other expenses in the first quarter of 1996.

       Net Loss per Share decreased to ($.03) in the first quarter of 1997 as compared to ($.11) per share for the corresponding period in 1996 as a result of the decrease in net loss and an 36% increase in the weighted average number of shares of Common Stock outstanding.

        Liquidity and Capital Resources

        Summary. The Company has experienced losses from operations and negative cash flows from operating activities for the quarter ended March 31, 1997 and the year ended December 31, 1996. Significant contributing factors to the loss for the quarter ended March 31, 1997 were the rapid growth of the Company and the resulting increase in general and administrative expenses. In addition to these factors, cash used in operations in the first quarter of 1997 was primarily the result of the Company's decision to defer the timely collection of management fees to support the growth of practices under management agreements. The Company has funded the loss from operations and cash flow shortfalls with third party credit facilities which were secured by $2,463,000 of the Company's certificates of deposit at March 31, 1997. The Company's decision to reinvest funds in medical practices that are already owned, and fund acquisitions of additional medical practices along with cash required to meet debt obligations and fund operations has significantly reduced the amount of cash available to the Company. As a result, the Company will be required to seek additional financing from banks, institutional investors and other sources and to reduce or contain costs in order to fund operations and meet obligations and future commitments.

       Working Capital. At March 31, 1997, the Company's net working capital was $4,247,000, as compared to $5,103,000 at December 31, 1996. The principal components of the Company's working capital are cash and accounts receivable. Unrestricted cash decreased by $1,186,000 from $3,400,000 at December 31, 1996 to $2,214,000 primarily as a result of cash used in operations. Accounts receivable principally represent receivables from patients and third parties for medical services provided by physician groups. Accounts receivable are a function of net physician practice revenue rather than net revenue of the Company. Accounts receivable increased $495,000, or 11%, to $4,975,000 at March 31, 1997 from $4,480,000 at December 31, 1996, reflecting the increase in practice billings that the Company manages. Physician receivables, less $150,000 of allowance for doubtful accounts, were $2,660,000 at December 31, 1996, as compared to $2,788,000 at March 31, 1997, reflecting the Company's decision to reinvest funds in medical practices managed. Total current liabilities at March 31, 1997 increased to $8,437,000 from $6,970,000 on December 31, 1996 primarily as a result of higher borrowings under the Company's credit line and notes payable. The ratio of current assets to current liabilities was 1.5 to 1.0 at March 31, 1997 as compared to 1.73 to 1.00 at December 31, 1996.

        Cash Flows. Net cash used in investing activities for the quarter ended March 31, 1997 was $1,432,000, a $1,153,000 increase over $279,000 used in investing activities for the comparable period in 1996. The increase was primarily the result of an increase in restricted cash required by the Company's credit facility from $1,264,000 to $2,463,000.

        Net cash provided by financing activities during the quarter ended March 31, 1997 was $1,065,000, a $640,000 increase over the $425,000 net cash provided by financing activities during the first quarter of 1996. This increase resulted primarily from $1,199,000 in draws on the Company's credit facility offset by debt repayments.

        Net cash used in operations for the quarter ended March 31, 1997 was $819,000, a $710,000 increase over the provided by operations for the quarter ended March 31, 1996. While the net loss of the first quarter of 1997 declined to $409,000 from the net loss of $1,199,000 for the corresponding quarter in 1996, the increase in net cash used in operations was primarily the result of non cash expenditures declining by $1,124,000.

        Debt Facilities. The Company's outstanding debt obligations consist of a line of credit, notes payable, long-term debt, and convertible subordinated debt.

        At March 31, 1997, the Company's long-term debt in aggregate principal amount of $5,453,000 (including current portion of $1,737,000) consisted of:

           (i) Mortgage payable of $1,256,000 to banks, collateralized by buildings with a net book value of $1,665,000 with interest at 10%;

           (ii) Unsecured note payable to a finance company in the amount of $446,000 with interest at 7.9%;

           (iii) Note payable to a computer vendor of $738,000 with interest at 10%;

           (iv) Capital lease obligations in the aggregate amount of $501,000 with varying interest rates not exceeding 26.5%;

            (v) Notes payable to various individuals in conjunction with asset acquisitions, of $2,404,000 at 10% with varying maturity dates; and

            (vi)  Other debt in the amount of $108,000.

        At March 31, 1997, the Company had $2,500,000 available under a line of credit with a bank of which $2,463,000 was then outstanding. Upon maturity on May 30, 1997, this note was extended to May 29, 1998 at 6.72%. Amounts were available under this line only to the extent the Company has certificates of deposits to secure the balance. On September 3,1997, all amounts outstanding under this line were repaid.

        Subsequent Developments

        On October 16, 1997, the Company entered into a $1,250,000 accounts receivable factoring line of credit under which approximately $572,000 was outstanding and fully repaid on November 24, 1997 at which time the line of credit was terminated. The Company borrowings were limited to a formula equal to 40% of accounts receivable outstanding for less than 90 days at the time of the borrowing. A factoring commission of

1% for each 30 day period in addition to interest at the published prime rate plus 2% could be charged on outstanding borrowings. A reserve of 5% of the total outstanding invoices was also required. This facility was guaranteed by certain officers of the Company.

        The Company entered into a new accounts receivable credit facility effective as of November 12, 1997, under which 80% of the net collectible value of the Company's accounts receivable could be advanced up to $2,500,000. The Company initially borrowed approximately $1,600,000 on November 24, 1997, the proceeds of which were used to repay the outstanding borrowings under the existing factoring accounts receivable line described above and to fund working capital needs.

        Management recognizes that the Company must generate additional financial resources and reduce operating expenses. To address future cash requirements, in the fourth quarter of 1997, management developed a business plan that includes, among other things:

         o   Securing   additional   financing   to   cover   anticipated   cash
             requirements, such as the new accounts receivable credit facility.

         o   Reducing advances to physicians.

         o   Reducing    compensation    expense   included   in   general   and
             administrative expense by headcount and salary reductions.

         o Reducing executive compensation by 30% effective November 1, 1997 and deferral of 1998 senior management compensation, if necessary.

         o Completing refinancings of Company-owned medical buildings and equipment.

         o Curtailing acquisition activity until cash resources are available and reducing associated travel and entertainment expenditures.

There can be no assurance that the additional financing, other sources of funds, or other cost reductions as described above will be achieved. If these financings, other sources of funds or other reductions are not achieved within acceptable ranges, the Company's liquidity would be materially adversely affected.

       Impact of Recently Issued Accounting Standards

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share," which is Required to be adopted by the Company for the year ended December 31, 1997.The provisions of SFAS No. 128 will be adopted in the 1997 consolidated financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of convertible preferred stock will be excluded for "basic earnings per share" and only included in "diluted" earnings per share. Further, contingently issuable shares will be included in basic earnings per share only if all the necessary conditions have been satisfied by the end of the period and it is only a matter of time before they are issued. The impact of SFAS No. 128 on the calculation of earnings per share for the year ending December 31, 1997 has not been determined.

                                      * * *

        This report includes "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report may constitute forward-looking statements. Although the Company believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

PART II

Item 1. Legal Proceedings.

        The Company is presently engaged in various proceedings occurring in the course of its business of entering its affiliations with physician practices and medical related entities. However, except as described in the Company's Form 10-KSB, management believes that the ultimate outcome of these proceedings is not expected to be material to operations or the Company's financial position.


Item 2. Recent Sales of Unregistered Securities

        There have been no changes in the rights, preferences or privileges of any security of the Company during the quarter ended March 31, 1997. During the quarter ended March 31, 1997, the Company issued an aggregate of 313,000 shares pursuant to asset purchase agreements with physicians, of which 191,000 shares were issued pursuant to commitments entered into prior to January 1, 1997. During the quarter ended March 31, 1997, the Company agreed to issue, pursuant to new equity affiliation agreements with physicians, a total of 243,000 additional shares during the period 1998 to 2001. The Company issued these shares in transactions in reliance upon the exemption provided under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
                                                       Sequential
Exhibit No.    Description                             Location No.
-----------    -----------                             ------------
27             Financial Data Schedule                 Filed herewith

(b) During the quarter ended March 31, 1997, the Company filed no report on Form 8-K.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDICAL ASSET MANAGEMENT, INC.


                                       By:   ________________________________
                                             Clarke Underwood
                                             Vice President and Chief Financial
                                               Officer and Director (Chief
                                               Accounting Officer)


Date:  December 11, 1997