Form 10QSB
period 1997-06-30
MEDICAL ASSET MANAGEMENT INC
filed 1997-12-16
CIK 861822

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



         x     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
      -------  EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997



      ------- TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ______


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

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / / No /x/

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,799,129 shares of Common Stock were outstanding as of September 25, 1997 (15,616,389 shares of Common Stock were outstanding as of June 30, 1997).

Transitional Small Business Disclosure Format (check one):  Yes / /  No  /x/

                         MEDICAL ASSET MANAGEMENT, INC.

                                      INDEX

                                                                          Page
                                                                           No.
                                                                          ----

Part I. Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets as of
            June 30, 1997 and December 31, 1996                            2

         Consolidated Statements of Operations for the
            three and six months ended June 30, 1997 and 1996              4

         Consolidated Statements of Cash Flows for the
            three and six months ended June 30, 1997 and 1996              5

         Notes to Condensed Consolidated Financial Statements              6

   Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Part II. Other Information

   Item 1.  Legal Proceedings                                              16

   Item 2.  Recent Sales of Unregistered Securities                        16

   Item 6.  Exhibits and Reports on Form 8-K                               17

Signatures                                                                 18

PART I

ITEM 1. FINANCIAL STATEMENTS.


                  Medical Asset Management, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                               June 30,    December 31,
                                                 1997          1996
                                            -----------------------------
ASSETS                                        (UNAUDITED)

Current assets:
  Cash and cash equivalents                     $1,060,000    $3,400,000
  Restricted cash                                2,500,000     1,264,000
  Accounts receivable, less $3,852,000
      at June 30, 1997 and $3,586,000
      at December 31, 1996                       5,434,000     4,480,000

  Physicians receivables, less $175,000
      at June 30,1997 and $150,000 at
      December 31, 1996                          3,447,000     2,660,000
  Other current assets                             268,000       269,000
                                            -----------------------------
Total current assets                            12,709,000    12,073,000

Property and equipment:
  Land                                             195,000             -
  Buildings                                      1,510,000       680,000
  Furniture and equipment                        2,101,000     1,668,000
                                            -----------------------------
                                                 3,806,000     2,348,000
  Less accumulated depreciation                    621,000       507,000
                                            -----------------------------
Total property and equipment, net                3,185,000     1,841,000

Intangible assets and other:
  Acquired management contracts                 14,933,000    12,202,000
  Excess of cost of acquired assets over
    fair value                                   5,431,000     5,431,000
  Computer software license agreement            1,249,000     1,238,000
  Other assets                                      20,000        20,000
                                            -----------------------------
                                                21,633,000    18,891,000
  Less accumulated amortization                  1,180,000       885,000
                                            -----------------------------
Total intangible assets and other, net          20,453,000    18,006,000

                                            -----------------------------
Total assets                                   $36,347,000   $31,920,000
                                            =============================


                  Medical Asset Management, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (continued)

                                               June 30,    December 31,
                                                 1997          1996
                                            -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY          (UNAUDITED)
Current liabilities:
  Line of credit and notes payable              $2,942,000    $1,707,000
  Current portion of long-term liabilities       2,292,000     1,393,000
  Accrued litigation settlements                 1,153,000     1,573,000
  Accounts payable                               1,073,000       705,000
  Accrued payroll                                  370,000       268,000
  Accrued professional fees                        580,000       945,000
  Accrued expenses                                 436,000       379,000
                                            -----------------------------
Total current liabilities                        8,846,000     6,970,000

Notes payable and capital lease obligations      3,981,000     2,301,000
Convertible subordinated debt                      125,000       126,000
Deferred tax liability                           3,274,000     3,274,000
                                            -----------------------------
Total liabilities                               16,226,000    12,671,000

Stockholders' equity
Convertible preferred stock - $.001 par
  value - 10,000,000 shares authorized;
  Class A - 2,250,000  shares issued
  and outstanding at June 30, 1997
  and December 31, 1996                             2,000         2,000
Common Stock - $.001 par value -
  50,000,000 shares authorized,
  15,616,000 shares issued and
  outstanding at June 30, 1997 and
  14,945,000 shares issued and outstanding
  at December 31, 1996                              16,000        15,000
Additional paid-in capital                      20,638,000    18,382,000
Common Stock to be issued, 1,958,000
   shares at June 30, 1997 and 1,988,000
   shares at December 31, 1996                   8,986,000     9,574,000
Unearned remuneration                           (1,494,000)   (1,494,000)
Deficit                                         (8,027,000)   (7,231,000)
                                            -----------------------------
Total stockholders' equity                      20,121,000    19,249,000
                                            -----------------------------
Total liabilities and stockholders' equity     $36,347,000   $31,920,000
                                            =============================

SEE ACCOMPANYING NOTES.



                  Medical Asset Management, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                              ---------------------------   ---------------------------
                                 1997           1996            1997           1996
                                             (RESTATED)                     (RESTATED)
                              ------------  -------------   -------------   -----------
Net revenue                  $  3,897,000    $  2,283,000    $  7,425,000    $  3,736,000

Operating expenses:
 Clinic salaries, wages,
  and benefits                  1,183,000         859,000       2,332,000       1,406,000
 Clinic laboratory
  and fees                        593,000         380,000       1,031,000         621,000
 Clinic rent                      449,000         313,000         895,000         512,000
 Other clinic costs               438,000         306,000         988,000         501,000
 Consulting fees                   35,000          15,000         173,000          25,000
 Depreciation and
  amortization                    205,000         218,000         409,000         356,000
                             ------------    ------------    ------------    ------------
Total operating expenses        2,903,000       2,091,000       5,828,000       3,421,000
                             ------------    ------------    ------------    ------------
                                  994,000         192,000       1,597,000         315,000

General and administrative
 expenses                       1,296,000         854,000       2,305,000       1,397,000
                             ------------    ------------    ------------    ------------
                                 (302,000)       (662,000)       (708,000)     (1,082,000)

Other income (expense):
 Net loss on litigation
  settlements and clinic
  terminations                       --              --              --          (749,000)
 Interest income                   41,000          25,000          80,000          41,000
 Interest expense                (114,000)        (55,000)       (175,000)        (90,000)
 Other (net)                      (12,000)        (15,000)          7,000         (26,000)
                             ------------    ------------    ------------    ------------
 Total other income
  (expense)                       (85,000)        (45,000)        (88,000)       (824,000)
                             ------------    ------------    ------------    ------------
Loss before income taxes         (387,000)       (707,000)       (796,000)     (1,906,000)

Income tax expense                   --              --              --              --
                             ------------    ------------    ------------    ------------
Net loss                     $   (387,000)   $   (707,000)   $   (796,000)   $ (1,906,000)
                             ============    ============    ============    ============
Net loss per share           $      (0.03)   $      (0.06)   $      (0.05)   $      (0.17)
                             ============    ============    ============    ============
Weighted average number of
common shares outstanding      15,365,000      12,010,000      15,205,000      11,527,000

SEE ACCOMPANYING NOTES.



                  Medical Asset Management, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                           ----------------------------     -------------------------
                                            1997              1996            1997           1996
                                                           (RESTATED)                      (RESTATED)
                                          -----------     ------------     ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net loss                                  $(387,000)      $(707,000)       $(796,000)    $(1,906,000)

Adjustments to reconcile net
income to net cash used in
operating activities:
  Depreciation and amortization             205,000         218,000          409,000         356,000
  Bad debt and contractual
  allowances                                125,000            --            225,000            --
  Write-off of franchise fees                  --              --            749,000
  Common stock issued for services             --              --            375,000
  Changes in operating assets and
  liabilities, net of effects
  of acquisitions
    Accounts and physician
     receivables                         (1,052,000)       (880,000)      (1,430,000)     (1,315,000)
    Other current assets                    (24,000)           --              8,000            --
    Accounts payable                        172,000         (62,000)          77,000         193,000
    Accrued payroll and expenses           (354,000)           --           (627,000)          8,000
                                        -----------     -----------      -----------     -----------
Net cash used in operating
activities                               (1,315,000)     (1,431,000)      (2,134,000)     (1,540,000)

CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in restricted cash                 (37,000)           --         (1,236,000)           --

Net cash used to fund acquisitions          (94,000)       (810,000)        (327,000)     (1,089,000)
                                        -----------     -----------      -----------     -----------
Net cash used in investing
activities                                 (131,000)       (810,000)      (1,563,000)     (1,089,000)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from debt issuances                699,000            --          1,898,000         325,000
Repayment of debt                          (407,000)       (125,000)        (541,000)       (250,000)
Net proceeds from issuances of
 common stock                                  --         8,035,000             --         8,260,000
                                        -----------     -----------      -----------     -----------
Net cash provided by financing
activities                                  292,000       7,910,000        1,357,000       8,335,000

Net increase (decrease) in cash          (1,154,000)      5,669,000       (2,340,000)      5,706,000

Cash, beginning of period                 2,214,000         169,000        3,400,000         132,000
                                        -----------     -----------      -----------     -----------
Cash, end of period                     $ 1,060,000     $ 5,838,000      $ 1,060,000     $ 5,838,000
                                        ===========     ===========      ===========     ===========
Supplemental disclosure of
 cash flow information:
Interest paid                           $    77,000     $    55,000      $   118,000     $    90,000
                                        ===========     ===========      ===========     ===========
Assets acquired with stock
issuance, assumption of debt
  and other liabilities                 $   961,000     $ 3,769,000      $ 4,418,000     $ 6,291,000
                                        ===========     ===========      ===========     ===========
SEE ACCOMPANYING NOTES


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

2. Acquisitions

The  Company  entered  into  acquisitions  and  long-term   management   service
agreements with eight and twelve medical groups during the six months ended June 30, 1997 and 1996, respectively.


                                                 1997             1996
                                             --------------   --------------
                                               (UNAUDITED)
Cash and transaction costs                        $153,000         $689,000
Notes payable                                    1,854,000        1,531,000
Common stock issued and to be issued             1,667,000        4,468,000
Liabilities assumed                                292,000           26,000
                                             --------------    -------------
Total costs                                     $3,966,000       $6,714,000
                                             ==============    =============

The following unaudited pro forma information presents the results of operations of the Company for the six months ended June 30, 1997 as if the 1997 transactions had been consummated on January 1, 1997, and for the six months ended June 30, 1996 as if the 1997 and 1996 transactions were consummated on January 1, 1996.

The unaudited pro forma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future:


                                                 1997             1996
                                             --------------   --------------
                                              (UNAUDITED)      (UNAUDITED)
Revenue                                         $8,481,000       $7,022,000
Net loss                                          (708,000)      (1,660,000)
Net loss per share                                  $(0.05)          $(0.14)
                                              ==============   ==============


3. Restatement

During 1996, management restated the 1995 consolidated financial statements for certain corrections of accounting principles and misapplications of facts that existed at the time the 1995 financial statements were prepared. The corrections also required restatement of and adjustments to previously reported 1996 quarterly financial information as follows (unaudited):


                               NET INCOME     NET INCOME     STOCKHOLDERS'
                               (LOSS)         (LOSS) PER      EQUITY
                                              SHARE
                               ------------   ----------------------------
Three months ended June 30,
 1996
  As previously reported        $386,000          $0.03     $19,102,000
  Adjustment                   (1,093,000)        (0.09)      1,653,000
                               ------------   ----------    -----------
  As restated                   $(707,000)       $(0.06)    $20,755,000
                               ============   =========================

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

        For the year ended December 31, 1996, the medical groups affiliated with the Company derived approximately 35% of their medical service revenue from service provided under Medicare and Medicaid programs and approximately 30% from contractual fee-for-service arrangements with numerous payors and managed care programs, respectively, none of which individually aggregated more than 10% of medical service revenue. The remaining 35% of medical service revenue was derived from various fee-for-service payors. Changes in the medical group's payor mix can affect the Company's revenue. Management believes that the payor mix during the first and second quarters of 1997 remained approximately the same as for the year ended December 31, 1996.

        RESTATEMENT.   During  1996  management   restated  the  prior  periods'
financial statements for certain corrections of accounting principles and misapplication of facts that existed at the time the financial statements were prepared. The aggregate amount of the restatement resulted in a reduction in earnings from the previously reported net income for the three months ended June 30, 1996 of $386,000 to a net loss of $707,000.

        RESULTS OF OPERATIONS

        The following table sets forth the percentages of revenues represented by certain items reflected in the Company's Statement of Operations:



                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                     JUNE 30,                  JUNE 30,

                                1997        1996           1997        1996
                               --------    ------         ------      ------
Revenue                         100.0%        100.0%      100.0%      100.0%

Operating Expenses:

  Clinic Expenses               69.2%         82.0%        73.0%       82.0%

  Depreciation and
    amortization                 5.3%          9.6%        5.5%        9.6%
                                 ----          ----        ----        ----

Income from operations          25.5%          8.4%        21.5%       8.4%

General and administrative      33.2%         37.4%        31.0%       37.4%

Other income (expense)          (2.2)%        (2.0)%      (1.2)%      (22.0)%
                                ------        ------      ------      -------
Net loss                        (9.9)%       (31.0%)      (10.7)%     (51.0%)


COMPARATIVE QUARTERLY RESULTS

        At June 30, 1997, the Company managed 32 practices having a total of 102 physicians in nine states pursuant to its standard equity arrangements as compared to 25 practices having a total of 32 physicians in eight states at June 30, 1996. During the three and six months ended June 30, 1997, the Company entered into such arrangements with three and five additional practices, respectively, as compared to six and 11 for the three and six months ended June 30, 1996, respectively. During the three months ended June 30, 1997, the Company terminated no such arrangements as compared to five for the three months ended June 30, 1996. There were no additional terminations during the six month periods ended June 30, 1997 and June 30, 1996. Changes in the results of operations for the three and six months ended June 30, 1997, compared to the three and six months ended June 30, 1996, were caused primarily by affiliations with these additional practices, the continued building of a corporate infrastructure, write-off of franchise fees and the settlement of certain litigation, with their corresponding professional fees.


        NET REVENUE increased approximately $1,614,000, or 71%, to $3,897,000 for the three months ended June 30, 1997 as compared to $2,283,000 for the three months ended June 30, 1996. Net Revenue increased approximately $3,689,000, or 99%, to $7,425,000 for the six months ended June 30, 1997 as compared to $3,736,000 for the six months ended June 30, 1996. Medical service revenue prior to any provision for doubtful accounts, contractual adjustments or adjustments for amounts retained by medical groups increased $2,963,000, or 54%, to $8,423,000 for the quarter ended June 30, 1997 as compared to $5,460,000 for the quarter ended June 30, 1996. For the same periods, revenue from HPM decreased $21,000, or 6%, from $370,000 to $349,000. Medical service revenue prior to any provision for doubtful accounts, contractual adjustments or adjustments for amounts retained by medical groups increased $7,427,000, or 82%, to $16,459,000 for the six months ended June 30, 1997 as compared to $9,032,000 for the six months ended June 30, 1996. For the same periods, revenue from HPM decreased $54,000, or 8%, from $702,000 to $648,000. The Company's growth in revenue is primarily attributable to the addition of new management services agreements.

        OPERATING EXPENSES consist of (i) clinic salaries, wages and benefits, clinic laboratory and fees, clinic rent, other clinic costs and consulting fees and (ii) depreciation and amortization. Clinic expenses increased by $825,000, or 44%, to $2,698,000 for the quarter ended June 30, 1997 from $1,873,000 for the comparable period in 1996. Clinic expenses increased by $2,351,000, or 77%, to $5,416,000 for the six months ended June 30, 1997 from $3,065,000 for the comparable period in 1996. The increases in clinic expenses for each of the respective periods reflects the addition of new physician affiliations.

        Depreciation and amortization expenses for the quarter ended June 30, 1997 decreased by $13,000, or 6%, to $205,000 as compared to $218,000 for the quarter ended June 30, 1996. Depreciation and amortization expenses for the six months ended June 30, 1997 increased by $53,000, or 15%, to $409,000 as compared to $356,000 for the six months ended June 30, 1996. This increase was primarily the result of the amortization and depreciation of newly acquired management services agreements and fixed assets.

        INCOME FROM OPERATIONS increased $802,000, or 418%, to $994,000 for the quarter ended June 30, 1997 from $192,000 for the comparable period in 1996. Income from Operations increased $1,282,000, or 407%, to $1,597,000 for the six months ended June 30, 1997 from $315,000 for the comparable period in 1996. Substantially all of the increase in each of the respective periods was attributable to the addition of new affiliated physician practices.

        GENERAL AND ADMINISTRATIVE EXPENSES consist of salaries paid to corporate staff, administrative, legal and accounting and development costs. General and administrative costs increased by $442,000, or 52%, to $1,296,000 for the quarter ended June 30, 1997 from $854,000 for the quarter ended June 30, 1996. General and administrative costs increased by $908,000, or 65%, to $2,305,000 for the first six months of 1997 from $1,397,000 for the six months ended June 30, 1996. These increases were primarily the result of a build-up in the Company's financial and operational staff, additional professional and additional administrative costs incurred in the first three and six months of 1997 as compared to the corresponding periods in 1996.

        OTHER INCOME (EXPENSE) increased by $40,000 to an expense of $85,000 for the quarter ended June 30, 1997 from an expense of $45,000 for the comparable period in 1996. The increase is principally the result of a $59,000 increase in interest expense to $114,000 for the quarter ended June 30, 1997, from $55,000 for the quarter ended June 30, 1996, primarily due to increased borrowings under the Company's credit facility. Other Income (Expense) declined by $736,000 to an expense of $88,000 for the six months ended June 30, 1997 from $824,000 for the comparable period in 1996. The decline consists principally of the absence of a net loss on litigation settlements, clinic terminations and disposal in the six months ended June 30, 1997 as compared to $749,000 in such amounts for the six months ended June 30, 1996.

        Interest expense increased by $85,000, to $175,000 for the six months ended June 30, 1997 from $90,000 for the first six months of 1996, primarily as a result of increase borrowings under the Company's credit facility.

        Interest income increased to $41,000 for the quarter ended June 30, 1997 from $25,000 for the quarter ended June 30, 1996. Interest income increased to $80,000 for the six months ended June 30, 1997 from $41,000 for the six months ended June 30, 1996. These increases in interest income resulted from the investment of a portion of funds received from a private placement that was completed in May 1996.

        INCOME TAXES were zero for the three and six months ended June 30, 1997 and 1996. The Company had net operating losses for federal and state income tax purposes at June 30, 1997 of approximately $8,300,000 which can be carried forward and used to offset the Company's future taxable income through the year 2009.

        NET LOSS decreased $320,000, or 45% to a loss of $387,000 for the quarter ended June 30, 1997 from a net loss of $707,000 for the quarter ended June 30, 1996. The reduction in the net loss was primarily the result of the increase in income from clinic operations of $802,000, offset by a $442,000 increase in general and administrative expenses, for the quarter ended June 30, 1996 as compared to the same period in 1997. Net Loss decreased $1,110,000 or 58% for the six months ended June 30, 1997 from a net loss of $1,906,000 for the six months ended June 30, 1996. The reduction in the net loss was primarily the result of the reduction of $736,000 in other expenses in the six months ended June 30, 1997 as compared to other expenses in the first quarter of 1996.

        NET LOSS PER SHARE decreased to ($.03) in the three months ended June 30, 1997 as compared to ($.06) per share for the corresponding period in 1996. Net Loss per Share decreased to ($.05) in the quarter ended June 30, 1997 as compared to ($.17) per share for the corresponding period in 1996. These decreases resulted from the decrease in net loss and a 29% and 33% increase in the weighted average number of shares of Common Stock outstanding, for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

        SUMMARY. The Company has continued to experience losses from operations and negative cash flows from operating activities for the six months ended June 30, 1997 and the year ended December 31, 1996. Significant contributing factors to the loss for the six months ended June 30, 1997, were the rapid growth of the Company, the resulting increase in general and administrative expenses and the losses incurred on litigation settlements and terminations. The increase in cash used in operations in the first six months of 1997 was primarily the result of the Company's decision to defer the timely collection of management fees to support the growth of practices under management agreements. The Company's decision to reinvest funds in medical practices that are already owned, and fund acquisitions of additional medical practices along with cash required to meet debt obligations and fund operations has significantly reduced the amount of cash available to the Company. As a result, the Company will be required to seek additional financing from banks, institutional investors and other sources and to reduce or contain costs in order to fund operations and meet obligations and future commitments.

        WORKING CAPITAL. At June 30, 1997, the Company's net working capital was $3,863,000, as compared to $5,103,000 at December 31, 1996. The principal components of the Company's working capital are cash and accounts receivable. Unrestricted cash decreased by $2,340,000 from $3,400,000 at December 31, 1996 to $1,060,000 primarily as a result of cash used in operations. Accounts receivable principally represent receivables from patients and third parties for medical services provided by physician groups. Accounts receivable are a function of net physician practice revenue rather than net revenue of the Company. Accounts receivable increased $954,000, or 21%, to $5,434,000 at June 30, 1997 from $4,480,000 at December 31, 1996, reflecting the increase in practice billings that the Company manages. Physician receivables, less $150,000 of allowance for doubtful accounts, were $2,660,000 at December 31, 1996, as compared to $3,447,000 at June 30, 1997, reflecting the Company's decision to continue to reinvest funds in medical practices managed. Total current liabilities at June 30, 1997 increased to $8,846,000 from $6,970,000 on December 31, 1996 primarily as a result of higher borrowings under the Company's credit line and notes payable. The ratio of current assets to current liabilities was
1.44 to 1.00 at June 30, 1997 as compared to 1.73 to 1.00 at December 31, 1996.

        CASH FLOWS. Net cash used in investing activities for the six months ended June 30, 1997 was $1,563,000, a $474,000 increase over $1,089,000 used in investing activities for the comparable period in 1996. The increase was primarily the result of an increase in restricted cash required by the Company's credit facility from $1,264,000 to $2,500,000 offset by a decrease of $762,000 in amounts used to fund acquisitions.

        Net cash provided by financing activities during the six months ended June 30, 1997 was $1,357,000, a $6,978,000 decline from the $8,335,000 net cash provided by financing activities during the first six months of 1996. The decline reflects the private placement of Common Stock on May 31, 1996, which yielded proceeds, net of offering expenses, of $7.2 million.

        Net cash used in operations for the six months ended June 30, 1997 was $2,134,000, a $594,000 increase over funds used in operations for the six months ended June 30, 1996. While the net loss for the six months ended June 30, 1997 declined to $796,000 from the net loss of $1,906,000 for the six months ended June 30, 1996, the increase in net cash used in operations was primarily the result of a $619,000 decrease in accrued expenses.

        DEBT FACILITIES. The Company's outstanding debt obligations consist of a line of credit, notes payable, long-term debt, and convertible subordinated debt.

        At June 30, 1997, the Company's long-term debt in aggregate principal amount of $6,273,000 (including current portion of $2,292,000) consisted of:

          (i) Mortgage payable of $1,115,000 to a bank, collateralized by a building with a net book value of $1,665,000 with interest at 10%

          (ii) Unsecured note payable to a finance company in the amount of $394,000 with interest at 7.9%

         (iii) Note payable to a computer  vendor of $738,000  with interest at
               10%

          (iv) Capital lease obligations in the aggregate amount of $1,156,000 with varying interest rates not exceeding 26.5%

          (v) Notes payable to various individuals in conjunction with asset acquisitions, of $2,767,000 at 10% with varying maturity dates

          (vi)  Other debt in the amount of $103,000

        At June 30, 1997, the Company had $2,500,000 available under a line of credit with a bank, of which $2,500,000 was then outstanding. Upon maturity on May 30, 1997, this note was extended to May 29, 1998 at 6.72%. Amounts are available under this line only to the extent the Company has certificates of deposits to secure the balance. On September 3,1997, all amounts outstanding under this line were repaid.

SUBSEQUENT DEVELOPMENTS

        On October 15, 1997, the Company entered into a $1,250,000 accounts receivable factoring line of credit under which approximately $572,000 was outstanding and fully repaid on November 24, 1997, at which time the line of credit was terminated. The Company borrowings were limited to a formula equal to 40% of accounts receivable outstanding for less than 90 days at the time of the borrowing. A factoring commission of 1% for each 30 day period in addition to interest at the published prime rate plus 2% could be charged on outstanding borrowings. A reserve of 5% of the total outstanding invoices was also required. This facility was guaranteed by certain officers of the Company.

        The Company entered into a new accounts receivable credit facility effective as of November 12, 1997, under which 80% of the net collectible value of the Company's accounts receivable could be advanced up to $2,500,000. The Company initially borrowed approximately $1,600,000 on November 24, 1997, the proceeds of which were used to repay the outstanding borrowings under the existing factoring accounts receivable line described above and to fund working capital needs. Various additional borrows and repayments have occurred through December 12, 1997 at which time $1,950,000 was outstanding.

        Management recognizes that the Company must generate additional financial resources and reduce operating expenses. To address future cash requirements in the fourth quarter of 1997 management developed a business plan that includes:

          - Securing additional financing to cover anticipated cash requirements, such as the new accounts receivable credit facility.
          -    Reducing advances to physicians.
          -    Reducing   compensation   expense   included   in   general   and
               administrative expense by headcount and salary reductions.
          -    Reducing executive compensation by 30% effective November 1, 1997
               and  deferral  of  1998  senior   management   compensation,   if
               necessary.
          - Completing refinancings of Company-owned medical buildings and equipment.
          - Curtailing acquisition activity until cash resources are available and reducing associated travel and entertainment expenditures.

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

                                      * * *

        This report includes "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

   There have been no changes in the rights, preferences or privileges of any security of the Company during the quarter ended June 30, 1997. During the quarter ended June 30, 1997, the Company issued an aggregate of 189,000 shares of Common Stock pursuant to asset purchase agreements with physicians, of which 162,000 shares were issued pursuant to commitments entered into prior to March 31, 1997. During the quarter ended June 30, 1997, the Company agreed to issue, pursuant to new equity affiliation agreements with physicians, a total of 80,000 additional shares of Common Stock during the period 1998 to 2001. In addition, the Company issued 141,000 shares of Common Stock in settlement of litigation and 28,000 shares of Common Stock in payment of a note. The Company issued these shares in transactions in reliance upon the exemption provided under Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                                                  SEQUENTIAL
EXHIBIT NO.       DESCRIPTION                                     LOCATION NO.
----------        -----------                                     ------------

27                 Financial Data Schedule                        Filed herewith


(b) During the quarter ended June 30, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDICAL ASSET MANAGEMENT, INC.



                                       By:   /s/ Clarke Underwood
                                             ________________________________
                                             Clarke Underwood
                                             Vice President and Chief Financial
                                               Officer and Director (Chief
                                               Accounting Officer)


Date:  December 16, 1997