Form 10QSB
period 1997-09-30
MEDICAL ASSET MANAGEMENT INC
filed 1998-01-05
CIK 861822

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



         x     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
      -------  EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997



               TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

               For the transition period from _______________ to______________


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

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,733,413 shares of Common Stock were outstanding as of December 19, 1997 (15,662,625 shares of Common Stock were outstanding as of September 30, 1997).

Transitional Small Business Disclosure Format (check one):  Yes  / /   No /X/

                         MEDICAL ASSET MANAGEMENT, INC.

                                      INDEX


                                                                         Page
                                                                          No.
                                                                         ----

Part I. Financial Information

      Item 1.     Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 1997 and December 31, 1996                2

                  Consolidated Statements of Operations for the
                  three and nine months ended September 30, 1997
                  and 1996                                                4

                  Consolidated  Statements  of Cash Flows for the
                  three and nine months ended September 30, 1997
                  and 1996                                                5

                  Notes to Condensed Consolidated Financial Statements    6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8

Part II.    Other Information

   Item 1.  Legal Proceedings                                            16

      Item 2.     Recent Sales of Unregistered Securities                16

      Item 6.     Exhibits and Reports on Form 8-K                       17

Signatures                                                               18

PART I


            Item 1. Financial Statements.

                  Medical Asset Management, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                    1997               1996
                                                --------------    --------------
ASSETS                                           (UNAUDITED)

Current assets:
  Cash and cash equivalents                           $52,000       $3,400,000
  Restricted cash                                           -        1,264,000
  Accounts receivable, less $3,539,000 at
    September 30, 1997 and $3,586,000 at
    December 31, 1996                               4,665,000        4,480,000
  Physicians receivables, less $875,000 at
    September 30, 1997 and $150,000 at
    December 31, 1996                               3,029,000        2,660,000
  Other current assets                                136,000          269,000
                                               --------------   --------------
Total current assets                                7,882,000       12,073,000

Property and equipment:
  Land                                                195,000                -
  Buildings                                         1,510,000          680,000
  Furniture and equipment                           1,906,000        1,668,000
                                               --------------   --------------
                                                    3,611,000        2,348,000
  Less accumulated depreciation                       494,000          507,000
                                               --------------   --------------
Total property and equipment, net                   3,117,000        1,841,000

Intangible assets and other:
  Acquired management contracts                    14,640,000       12,202,000
  Excess of cost of acquired assets
     over fair value                                5,270,000        5,431,000
  Computer software license agreement               1,254,000        1,238,000
  Other assets                                              -           20,000
                                               --------------   --------------
                                                   21,164,000       18,891,000
  Less accumulated amortization                     1,433,000          885,000
                                               --------------   --------------
Total intangible assets and other, net             19,731,000       18,006,000
                                               -------------    --------------
Total assets                                      $30,730,000      $31,920,000
                                               ==============   ==============



                  Medical Asset Management, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (continued)

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  1997            1996
                                            ---------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY          (UNAUDITED)
Current liabilities:
  Line of credit and notes payable                 $34,000       $1,707,000
  Current portion of long-term liabilities       2,593,000        1,393,000
  Accrued litigation settlements                 1,131,000        1,573,000
  Accounts payable                                 981,000          705,000
  Accrued payroll                                  223,000          268,000
  Accrued professional fees                        967,000          945,000
  Accrued expenses                                 288,000          379,000
                                           ---------------   --------------
Total current liabilities                        6,217,000        6,970,000

Notes payable and capital lease
  obligations                                    4,725,000        2,301,000
Convertible subordinated debt                      125,000          126,000
Deferred tax liability                           3,274,000        3,274,000
                                           ---------------   --------------
Total liabilities                               14,341,000       12,671,000

Stockholders' equity
Convertible preferred stock - $.001 par
   value-10,000,000 shares authorized;
   Class A - 2,250,000 shares issued and
   outstanding at September 30, 1997 and
   December 31, 1996                                 2,000            2,000
Common Stock - $.001 par value - 50,000,000
  shares authorized, 15,663,000 shares
  issued and outstanding at September 30,
  1997 and 14,945,000 shares issued
  and outstanding at December 31,  1996             16,000           15,000
Additional paid-in capital                      20,196,000       18,382,000
Common Stock to be issued, 1,805,000
  shares at September, 1997 and 1,988,000
  shares at December  31, 1996                   8,072,000        9,574,000

Unearned remuneration                           (1,007,000)      (1,494,000)
Deficit                                        (10,890,000)      (7,231,000)
                                            --------------    -------------
Total stockholders' equity                      16,389,000       19,249,000
                                           ===============   ==============
Total liabilities and stockholders'
   equity                                      $30,730,000      $31,920,000
                                           ===============   ==============

SEE ACCOMPANYING NOTES.

                                       3



                  Medical Asset Management, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                 --------------------------     ---------------------------
                                  1997             1996             1997           1996
                                                 (RESTATED)                      (RESTATED)
                               -----------     -------------     ------------   ------------
Net revenue                      $3,304,000      $2,699,000     $10,729,000      $6,435,000

Operating expenses:
 Clinic salaries, wages,
   and benefits                   1,169,000       1,015,000       3,501,000       2,421,000
 Clinic laboratory and
   fees                             552,000         448,000       1,583,000       1,069,000
 Clinic rent                        456,000         370,000       1,351,000         882,000
 Other clinic costs                 482,000         362,000       1,470,000         863,000
 Consulting fees                      2,000          19,000         175,000          44,000
 Depreciation and
   amortization                     434,000         257,000         843,000         613,000
                               ------------    ------------    ------------    ------------
Total operating expenses          3,095,000       2,471,000       8,923,000       5,892,000
                               ------------    ------------    ------------    ------------
                                    209,000         228,000       1,806,000         543,000

General and administrative
   Expenses                       1,656,000       1,009,000       3,961,000       2,406,000
                               ------------    ------------    ------------    ------------
                                 (1,447,000)       (781,000)     (2,155,000)     (1,863,000)

Other income (expense):
 Net loss on litigation
  settlements                          --              --              --          (749,000)
 Clinic terminations and
  reserves                       (1,630,000)           --        (1,630,000)           --
 Interest income                     29,000          29,000         109,000          70,000
 Interest expense                  (135,000)        (65,000)       (310,000)       (155,000)
 Forgiveness of debt                318,000            --           318,000            --
 Other (net)                          2,000         (19,000)          9,000         (45,000)
                               ------------    ------------    ------------    ------------
Total other income (expense)     (1,416,000)        (55,000)     (1,504,000)       (879,000)
                               ------------    ------------    ------------    ------------

Loss before income taxes         (2,863,000)       (836,000)     (3,659,000)     (2,742,000)

Income tax expense                     --              --              --              --
                               ------------    ------------    ------------    ------------

Net loss                       $ (2,863,000)   $   (836,000)   $ (3,659,000)   $ (2,742,000)
                               ============    ============    ============    ============
Net loss per share             $      (0.18)   $      (0.06)   $      (0.24)   $      (0.21)
                               ============    ============    ============    ============
Weighted average number of
common shares outstanding        15,662,000      14,409,000      15,371,000      12,806,000


SEE ACCOMPANYING NOTES.



                  Medical Asset Management, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                   ---------------------------  -------------------------
                                      1997          1996           1997         1996
                                                 (RESTATED)                  (RESTATED)
                                   ------------ --------------  -----------  ------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                             $(2,863,000)   $  (836,000)   $(3,659,000)   $(2,742,000)

Adjustments to reconcile net
  income to net cash used in
  operating activities:
  Depreciation and amortization          434,000        257,000        843,000        613,000
  Clinic terminations                  1,630,000           --        1,630,000           --
  Forgiveness of debt                   (318,000)          --         (318,000)          --
  Bad debt and contractual               184,000           --          409,000           --
   allowances
  Write-off of franchise fees               --             --                         749,000
  Common stock issued for services          --             --                         375,000
  Changes in operating assets and
   liabilities, Net of effects
   of acquisitions
     Accounts and physician
       receivables                      (609,000)      (157,000)    (2,039,000)    (1,472,000)
    Other current assets                  98,000        (48,000)       106,000        480,000
    Accounts payable                     (92,000)       100,000        (15,000)       293,000
    Accrued payroll and expenses         468,000           --         (159,000)         8,000
                                     -----------    -----------    -----------    -----------
Net cash provided (used) by
  operating activities                (1,068,000)      (684,000)    (3,202,000)    (2,224,000)

CASH FLOWS FROM INVESTING
 ACTIVITIES
Decrease in restricted cash            2,500,000           --        1,264,000           --
Net cash used to fund
  acquisitions                          (554,000)    (1,011,000)      (881,000)    (2,100,000)
                                     -----------    -----------    -----------    -----------
Net cash provided (used) in
  investing activities                 1,946,000     (1,011,000)       383,000     (2,100,000)


CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from debt issuances             872,000        800,000      2,770,000      1,125,000

Repayment of debt
                                      (2,758,000)      (125,000)    (3,299,000)      (375,000)
Net proceeds from issuances of
  common stock                              --             --             --        8,260,000
                                     -----------    -----------    -----------    -----------
Net cash provided (used) by
  financing activities                (1,886,000)       675,000       (529,000)     9,010,000
Net increase (decrease) in cash       (1,008,000)    (1,020,000)    (3,348,000)     4,686,000

Cash, beginning of period              1,060,000      5,838,000      3,400,000        132,000
                                     ===========    ===========    ===========    ===========
Cash, end of period                  $    52,000    $ 4,818,000    $    52,000    $ 4,818,000
                                     ===========    ===========    ===========    ===========
Supplemental disclosure of
  cash flow information:
Interest paid                        $    80,000    $    65,000    $   121,000    $   155,000
                                     ===========    ===========    ===========    ===========
Assets acquired with stock
  issuance, Assumption of
  debt and other liabilities         $   525,000    $ 1,811,000    $ 3,982,000    $ 8,102,000
                                     ===========    ===========    ===========    ===========
SEE ACCOMPANYING NOTES.


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

2.    Acquisitions

The  Company  entered  into  acquisitions  and  long-term   management   service
agreements with nine and twelve medical groups during the nine months ended September 30, 1997 and 1996, respectively.


                                                 1997             1996
                                             --------------   --------------
                                                (UNAUDITED)
Cash and transaction
  costs                                           $394,000         $847,000
Notes payable                                    2,334,000        1,512,000
Common stock issued and to be issued             1,765,000        5,717,000
Liabilities assumed                                292,000           26,000
                                             --------------    -------------
Total costs                                     $4,785,000       $8,102,000
                                             ==============    =============


The following unaudited pro forma information presents the results of operations of the Company for the nine months ended September 30, 1997 as if the 1997 transactions had been consummated on January 1, 1997, and for the nine months ended September 30, 1996 as if the 1997 and 1996 transactions were consummated on January 1, 1996.

The unaudited pro forma information presented below is for illustrative information only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future:


                                                 1997             1996
                                             --------------   --------------
                                              (UNAUDITED)      (UNAUDITED)
Revenue                                        $12,595,000       $9,815,000
Net loss                                       (3,007,000)      (2,496,000)
Net loss per
 share                                         $(0.20)          $(0.19)
                                             ==============   ==============


3.    Restatement

During 1996, management restated the 1995 consolidated financial statements for certain corrections of accounting principles and misapplications of facts that existed at the time the 1995 financial statements were prepared. The corrections also required restatement of and adjustments to previously reported 1996 quarterly financial information as follows (unaudited):

                                NET INCOME        NET INCOME          STOCKHOLDERS'
                                  (LOSS)       (LOSS) PER SHARE          EQUITY
                                  ------       ----------------          ------

Three months ended
 September 30, 1996
 As previously reported         $  717,000            $0.06         $26,226,000
 Adjustment                     (1,553,000)           (0.12)         (5,007,000)
                                ----------            -----          ----------

 As restated                    $ (836,000)          $(0.06)         $21,219,000
                                ==========           ======          ===========



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

      For the year ended December 31, 1996, the medical groups affiliated with the Company derived approximately 35% of their medical service revenue from service provided under Medicare and Medicaid programs and approximately 30% from contractual fee-for-service arrangements with numerous payors and managed care programs, respectively, none of which individually aggregated more than 10% of medical service revenue. The remaining 35% of medical service revenue was derived from various fee-for-service payors. Changes in the medical group's payor mix can affect the Company's revenue. Management believes that the payor mix during the first, second and third quarters of 1997 remained approximately the same as for the year ended December 31, 1996.

      RESTATEMENT. During 1996 management restated the prior periods' financial statements for certain corrections of accounting principles and misapplication of facts that existed at the time the financial statements were prepared. The aggregate amount of the restatement resulted in a reduction in earnings from the previously reported net income for the three months ended September 30, 1996 of $717,000 to a net loss of $836,000.

             RESULTS OF OPERATIONS

         The following table sets forth the percentages of revenues represented by certain items reflected in the Company's Statement of Operations:


                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
                                   -------------             -------------

                                1997          1996         1997      1996
                                -----         -----        -----     -----
Revenue                         100.0%        100.0%      100.0%      100.0%

Operating Expenses:

  Clinic Expenses               80.6%         82.0%        75.3%       82.0%

  Depreciation and
    amortization                13.1%          9.6%        7.9%        9.6%
                                -----          ----        ----        ----
Income from operations           6.3%          8.4%        16.8%       8.4%

General and administrative      50.1%         37.4%        36.9%       37.4%

Other income (expense)         (42.9)%        (2.0)%      (14.0)%     (13.6)%
                               -------        ------      -------     -------
Net loss                       (86.7)%       (31.0%)      (34.1)%     (42.6%)


     COMPARATIVE QUARTERLY RESULTS

     At September 30, 1997, the Company managed 29 practices having a total of 98 physicians in nine states pursuant to its standard equity arrangements as compared to 25 practices having a total of 32 physicians in eight states at September 30, 1996. During the three and nine months ended September 30, 1997, the Company entered into such arrangements with one and nine additional practices, respectively, as compared to none and twelve for the three and nine months ended September 30, 1996, respectively. Due to the drop in the Company's stock value and cash reserves they have hindered the Company's ability to acquire additional practices. During the three and nine months ended September 30, 1997, the Company terminated four and no such arrangements as compared to none and five for the three and nine months ended September 30, 1996. Changes in the results of operations for the three and nine months ended September 30, 1997, compared to the three and nine months ended September 30, 1996, were caused primarily by affiliations with these additional practices, the continued building of a corporate infrastructure, write-off of franchise fees and the settlement of certain litigation, with their corresponding professional fees.

     NET REVENUE increased $605,000, or 22% to $3,304,000 for the three months ended September 30, 1997 as compared to $2,699,000 for the three months ended September 30, 1996. Net Revenue increased approximately $4,294,000 or 67%, to $10,729,000 for the nine months ended September 30, 1997 as compared to $6,435,000 for the nine months ended September 30, 1996. Medical service revenue prior to any provision for doubtful accounts, contractual adjustments or adjustments for amounts retained by medical groups increased $2,062,000, or 36%, to $7,795,000 for the quarter ended September 30, 1997 as compared to $5,733,000 for the quarter ended September 30, 1996. For the same periods, revenue from HPM increased $6,000, or 3%, from $238,000 to $244,000. Medical service revenue prior to any provision for doubtful accounts, contractual adjustments or adjustments for amounts retained by medical groups increased $10,893,000, or 82%, to $24,254,000 for the nine months ended September 30, 1997 as compared to $13,361,000 for the nine months ended September 30, 1996. For the same periods, revenue from HPM decreased $104,000, or 11%, from $931,000 to $829,000. The Company's growth in revenue is primarily attributable to the addition of new management services agreements.

     OPERATING EXPENSES consist of (i) clinic salaries, wages and benefits, clinic laboratory and fees, clinic rent, other clinic costs and consulting fees and (ii) depreciation and amortization. Clinic expenses increased by $447,000, or 20%, to $2,661,000 for the quarter ended September 30, 1997 from $2,214,000 for the comparable period in 1996. Clinic expenses increased by $2,801,000, or 53%, to $8,080,000 for the nine months ended September 30, 1997 from $5,279,000 for the comparable period in 1996. The increases in clinic expenses for each of the respective periods reflects the addition of new physician affiliations.

     Depreciation and amortization expenses for the quarter ended September 30, 1997 increased by $177,000, or 69%, to $434,000 as compared to $257,000 for the quarter ended September 30, 1996. Depreciation and amortization expenses for the nine months ended September 30, 1997 increased by $230,000, or 38%, to $843,000 as compared to $613,000 for the nine months ended September 30, 1996. This increase was primarily the result of the amortization and depreciation of newly acquired management services agreements and fixed assets.

     INCOME FROM OPERATIONS decreased $19,000 or 8%, to $209,000 for the quarter ended September 30, 1997 from $228,000 for the comparable period in 1996. Income from Operations increased $1,263,000, or 233%, to $1,806,000 for the nine months ended September 30, 1997 from $543,000 for the comparable period in 1996. Substantially all of this increase was attributable to the addition of new affiliated physician practices.

     GENERAL AND ADMINISTRATIVE EXPENSES consist of salaries paid to corporate staff, administrative, legal and accounting and development costs. General and administrative costs increased by $647,000, or 64%, to $1,656,000 for the quarter ended September 30, 1997 from $1,009,000 for the quarter ended September 30, 1996. General and administrative costs increased by $1,555,000, or 65%, to $3,961,000 for the first nine months of 1997 from $2,406,000 for the nine months ended September 30, 1996. These increases were primarily the result of a build-up in the Company's financial and operational staff, additional professional and additional administrative costs incurred in the first three and nine months of 1997 as compared to the corresponding periods in 1996.

     OTHER INCOME (EXPENSE) increased by $1,361,000 to an expense of $1,416,000 for the quarter ended September 30, 1997 from an expense of $55,000 for the comparable period in 1996. The increase is principally the result of a $1,630,000 increase in clinic terminations and reserves for the quarter ended September 30, 1997, from no expense for the quarter ended September 30, 1996. Other Income (Expense) increased by $625,000 to an expense of $1,504,000 for the nine months ended September 30, 1997 from $879,000 for the comparable period in 1996. The increase consists principally of a $1,630,000 net loss on clinic terminations and reserves in the nine months ended September 30, 1997 as compared to no such expense for the nine months ended September 30, 1996, offset by a decrease in net loss on litigation settlements from $749,000 for the nine months ended September 30, 1996 to no such expense for the nine months ended September 30, 1997.

     Interest expense increased by $155,000, to $310,000 for the nine months ended September 30, 1997 from $155,000 for the first nine months of 1996, primarily as a result of increased borrowings under the Company's credit facility.

     Interest income was $29,000 for the quarter ended September 30, 1997 and for the quarter ended September 30, 1996. Interest income increased to $109,000 for the nine months ended September 30, 1997 from $70,000 for the nine months ended September 30, 1996. This increase in interest income resulted from the investment of a portion of funds received from a private placement that was completed in May 1996.

     INCOME TAXES were zero for the three and nine months ended September 30, 1997 and 1996. The Company had net operating losses for federal and state income tax purposes at September 30, 1997 of approximately $11,000,000 which can be carried forward and used to offset the Company's future taxable income through the year 2009.

     NET LOSS increased $2,027,000, or 242% to a loss of $2,863,000 for the quarter ended September 30, 1997 from a net loss of $836,000 for the quarter ended September 30, 1996. The increase in the net loss was primarily the result of the increase in clinic terminations of $1,630,000 and a $647,000 increase in general and administrative expenses, offset by an increase in income from forgiveness of indebtedness of $318,000 for the quarter ended September 30, 1997 as compared to the same period in 1996. Net Loss increased $917,000 or 33% to $3,659,000 for the nine months ended September 30, 1997 from a net loss of $2,742,000 for the nine months ended September 30, 1996. The increase was the result of the clinic terminations of $1,630,000 offset by $318,000 in forgiveness off indebtedness income for the nine months ended September 30, 1997 as compared to no such expense and income items in the nine months ended September 30, 1996. The increase was also attributable to an increase in operating revenue of $1,263,000 and an increase in general and administrative expenses of $1,555,000 offset by a decrease in net loss on litigation settlements of $749,000 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     NET LOSS PER SHARE increased to ($.18) in the three months ended September 30, 1997 as compared to ($.06) per share for the corresponding period in 1996. Net Loss per Share increased to ($.24) in the nine months ended September 30, 1997 as compared to ($.21) per share for the corresponding period in 1996. These increases resulted from the increase in net loss and a 29% and 33% increase in the weighted average number of shares of Common Stock outstanding, for the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

     SUMMARY. The Company has continued to experience losses from operations and negative cash flows from operating activities for the nine months ended
September 30, 1997 and the year ended December 31, 1996. Significant contributing factors to the loss for the nine months ended September 30, 1997, were the rapid growth of the Company, the resulting increase in general and administrative expenses and the losses incurred on terminations. The increase in cash used in operations in the first nine months of 1997 was primarily the result of the Company's decision to defer the timely collection of management fees to support the growth of practices under management agreements. The Company's decision to reinvest funds in medical practices that are already owned, and fund acquisitions of additional medical practices along with cash required to meet debt obligations and fund operations has significantly reduced the amount of cash available to the Company. As a result, the Company will be required to seek additional financing from banks, institutional investors and other sources and to reduce or contain costs in order to fund operations and meet obligations and future commitments.

      WORKING CAPITAL. At September 30, 1997, the Company's net working capital was $1,665,000, as compared to $5,103,000 at December 31, 1996. The principal components of the Company's working capital are cash and accounts receivable. Unrestricted cash decreased to $52,000 from $3,400,000 at December 31, 1996 primarily as a result of cash used in operations. Accounts receivable principally represent receivables from patients and third parties for medical services provided by physician groups. Accounts receivable are a function of net physician practice revenue rather than net revenue of the Company. Accounts receivable increased $185,000, or 4%, to $4,665,000 at September 30, 1997 from $4,480,000 at December 31, 1996, reflecting the increase in practice billings that the Company manages. Physician receivables were $2,660,000 at December 31, 1996, as compared to $3,029,000 at September 30, 1997, reflecting the Company's decision to continue to reinvest funds in medical practices managed. Total current liabilities at September 30, 1997 decreased to $6,217,000 from $6,970,000 on December 31, 1996 primarily as a result of lower borrowings under the Company's credit line and notes payable. The ratio of current assets to current liabilities was 1.27 to 1.00 at September 30, 1997 as compared to 1.73 to 1.00 at December 31, 1996.

     CASH FLOWS. Net cash provided in investing activities for the nine months ended September 30, 1997 was $383,000, compared to net cash used of $2,100,000 in investing activities for the comparable period in 1996. The difference was primarily the result of a decrease in restricted cash required by the Company's credit facility from $1,264,000 to $0 and a decrease of $1,219,000 in amounts used to fund acquisitions.

     Net cash used by financing activities during the nine months ended September 30, 1997 was $529,000, compared to $9,010,000 cash provided by financing activities during the first nine months of 1996. The difference reflects the private placement of Common Stock on May 31, 1996, which yielded proceeds, net of offering expenses, of $7.2 million as well as an increase in the repayment of debt of $2,924,000 offset by a decrease in the proceeds from debt issuances of $1,645,000.

     Net cash used in operations for the nine months ended September 30, 1997 was $3,202,000, a $978,000 increase over funds used in operations for the nine months ended September 30, 1996. While the net loss for the nine months ended September 30, 1997 increased to $3,659,000 from the net loss of $2,742,000 for the nine months ended September 30, 1996, the increase in net cash used in operations was primarily the result of a $1,630,000 in clinic terminations.

     DEBT FACILITIES. The Company's outstanding debt obligations consist of a line of credit, notes payable, long-term debt, and convertible subordinated debt.

     At September 30, 1997, the Company's long-term debt in aggregate principal amount of $7,318,000 (including current portion of $2,593,000) consisted of:

        (i) Mortgage payable of $1,115,000 to a banks, collateralized by a building with a net book value of $1,665,000 with interest at 10%

        (ii) Unsecured note payable to a finance company in the amount of $375,000 with interest at 7.9%

       (iii)  Note payable to a computer  vendor of $738,000  with  interest at
              10%

        (iv) Capital lease obligations in the aggregate amount of $2,028,000 with varying interest rates not exceeding 26.5%

        (v) Notes payable to various individuals in conjunction with asset acquisitions, of $2,989,000 at 10% with varying maturity dates

        (vi)  Other debt in the amount of $73,000


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

     The Company entered into a new accounts receivable credit facility effective as of November 12, 1997, under which 80% of the net collectible value of the Company's accounts receivable could be advanced up to $2,500,000. The Company initially borrowed approximately $1,600,000 on November 24, 1997, the proceeds of which were used to repay the outstanding borrowings under the existing factoring accounts receivable line described above and to fund working capital needs. Various additional borrowings and repayments have occurred through December 30, 1997 at which time $2,198,000 was outstanding.

     Management recognizes that the Company must generate additional financial resources and reduce operating expenses. To address future cash requirements, management developed a business plan in the fourth quarter of 1997 that includes:

          -    Securing   additional   financing  to  cover   anticipated   cash
               requirements.

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

      In addition, Alastair Knott ("Plaintiff") filed a civil action on November 17, 1997, in the United States District Court for the District of Arizona against MAM, John Regan, Sandy Regan, Dennis Calvert, Michael Zaic, David Lilly, Esquire, Law Offices of Lance N. Kerr, and Holladay Stock Transfer, Inc., setting forth claims for damages in excess of $900,000 on theories of alter ego, civil conspiracy, breach of oral contract, breach of written contract, breach of covenants of good faith and fair dealings, fraud, breach of fiduciary duties, conversion and bad faith denial of contract. These claims arise from the allegedly wrongful cancellation of a stock certificate evidencing Plaintiff's alleged ownership of 194,425 shares of the Common Stock of MAM. MAM has not yet responded substantively to the complaint, but denies all liability and intends to vigorously defend the suit.

      Reference is made to the Company's Form 10-QSB for the quarterly period ended June 30, 1997, which sets forth additional disclosures relating to legal proceedings.



ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

     There have been no changes in the rights, preferences or privileges of any security of the Company during the quarter ended September 30, 1997. During the quarter ended September 30, 1997, the Company issued an aggregate of 18,000 shares of Common Stock pursuant to asset purchase agreements with physicians, of which 10,000 shares were issued pursuant to commitments entered into prior to June 30, 1997. During the quarter ended September 30, 1997, the Company agreed to issue, pursuant to new equity affiliation agreements with physicians, a total of 34,000 additional shares of Common Stock during the period 1998 to 2001. Further, during the quarter ended September 30, 1997, equity affiliation agreements pursuant to which 177,000 shares of Common Stock were to be issued were canceled. In addition, the Company issued 29,000 shares of Common Stock in settlement of litigation. The Company issued these shares in transactions in reliance upon the exemption provided under Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
                                                                    SEQUENTIAL
EXHIBIT NO.   DESCRIPTION                                           LOCATION NO.

27            Financial Data Schedule                                  Filed
                                                                      herewith

(b) During the quarter ended September 30, 1997, the Company filed no reports on Form-8-K.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEDICAL ASSET MANAGEMENT, INC.



                                    By:   /s/ John W. Regan
                                          -------------------------------
                                          John W. Regan
                                          Chairman and President




                                    By:   /s/ Gary L. Steib
                                          -------------------------------
                                          Gary L. Steib
                                          Treasurer and Interim Chief Financial
                                          Officer



Date:  January 5, 1998